Form 10QSB
period 1996-03-31
DIPLOMAT CORP
filed 1996-05-14
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM  10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

Commission File Number 0-22432

                              DIPLOMAT CORPORATION
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              13-3727399
- --------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

25 Kay Fries Drive, Stony Point, New York             10980
- -----------------------------------------             -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (914) 786-5552
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered
- -------------------                                   -------------------

None                                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

       Common Stock $.0001 par value and Common Stock Purchase Warrants
       ----------------------------------------------------------------
                               (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -

                             DIPLOMAT CORPORATION

                                     INDEX
                                     -----

                                                                   PAGE
                                                                   ----
PART  I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Balance Sheet - March 31, 1996                             3

           Statements of Operations - For the three months ended
           March 31, 1996 and March 31, 1995                          4

           Statements of Cash Flows - For the three months ended
           March 31, 1996 and March 31, 1995                          5

           Notes to Financial Statements                            6-8

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                      9-12

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                            13

SIGNATURE                                                            13

                       DIPLOMAT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  MARCH 31,1996

                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                        $     41,979
  Accounts receivable, trade, net                                     1,926,136
  Inventories                                                         6,682,149
  Prepaid expenses                                                      940,261
  Other current assets                                                1,055,391
                                                                   ------------
      TOTAL CURRENT ASSETS                                           10,645,916
                                                                   ------------
PROPERTY AND EQUIPMENT
  less accumulated depreciation                                       2,180,790
INTANGIBLE ASSETS                                                     3,645,613
OTHER ASSETS                                                            738,784
                                                                   ------------
                                                                   $ 17,211,103

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade                                           $  3,789,344
  Loans payable-stockholders                                             53,961
  Loans payable-bank                                                  2,475,529
  Loans payable-other                                                   450,000
  Accrued expenses                                                      771,192
  Current maturities of long term debt                                  250,479
  Subordinated convertible term notes                                 1,125,000
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       8,915,505
                                                                   ------------

LONG TERM DEBT,less current maturities                                4,507,475
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock                                                       600,000
  Common stock                                                              450
  Paid-in capital                                                     5,201,449
  Accumulated deficit                                                (2,013,776)
                                                                   ------------
      TOTAL SHAREHOLDERS' EQUITY                                      3,788,123
                                                                   ------------
                                                                   $ 17,211,103

                       DIPLOMAT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                         Three months ended
                                                     March 31,        March 31,
                                                       1996             1995
                                                       ----             ----

NET SALES                                          $ 5,152,866      $ 2,697,057

COST OF SALES                                        2,640,134        1,413,706
                                                   -----------      -----------

GROSS PROFIT                                         2,512,732        1,283,351
                                                   -----------      -----------

OPERATING EXPENSES
   SELLING EXPENSES                                  1,313,568          415,991
   GENERAL & ADMINISTRATIVE                          1,314,420          425,460
   WAREHOUSE & DISTRIBUTION                            214,984          206,811
                                                   -----------      -----------
                                                     2,842,972        1,048,262
INCOME (LOSS) FROM OPERATIONS                         (330,240)         235,089
                                                   -----------      -----------

OTHER INCOME                                             2,685            2,754

INTEREST EXPENSE                                      (220,222)        (113,324)
                                                   -----------      -----------

   TOTAL OTHER INCOME & EXPENSES                      (217,537)        (110,570)
                                                   -----------      -----------

INCOME (LOSS) BEFORE TAXES                            (547,777)         124,519

PROVISION (BENEFIT) FOR TAXES                         (209,392)          47,000
                                                   -----------      -----------

NET INCOME (LOSS)                                  $  (338,385)     $    77,519

NET INCOME (LOSS) PER SHARE                        $     (0.08)     $      0.02

NUMBER OF SHARES USED IN COMPUTATION                 4,493,525        3,985,755

                       DIPLOMAT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                       March 31       March 31
                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss)                                  ($  338,385)  $    77,519
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                        60,615        29,544
     Amortization of goodwill                             24,000             0
    (Increase) in  deferred income taxes                (209,392)            0
                                                     -----------   -----------
                                                        (463,162)      107,063
CHANGES IN ASSETS AND LIABILITIES, net of
  effects from acquisition of Biobottoms
  (Increase) in accounts receivable                     (812,802)     (308,424)
  (Increase) in inventories                           (2,372,184)   (1,313,477)
  (Increase)decrease in prepaid expenses
    and other assets                                  (1,350,807)       97,947
  Increase in accounts payable                         2,622,152       882,298
  Increase  in accrued expenses                          662,598         1,567
                                                     -----------   -----------
                                                      (1,714,205)     (533,026)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                 (315,897)       (5,193)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans  payable                         5,055,323       561,886
  Repayments of loans payable                            (45,000)      (45,957)
  Issuance of preferred stock                            600,000             0
  Acquisition of Biobottoms                           (3,669,613)            0
                                                     -----------   -----------
                                                       1,940,710       515,929
                                                     -----------   -----------
NET INCREASE(DECREASE) IN CASH                           (89,392)      (22,290)
CASH AND CASH EQUIVALENTS-beginning of period            131,371        41,035
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS-end of period              $    41,979   $    18,745

                       DIPLOMAT CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - MARCH 31, 1996
     (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     A. The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

     B. Inventories are stated at the lower cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     C. Property and equipment are stated at cost. Depreciation is provided using primarily the straight-line method and accelerated methods (for machinery and equipment) over the expected useful lives of the assets, which range from
31.5 years for the building and real property, to between 5 and 10 years for machinery, furniture and equipment.

     D. During the year ended January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), and has applied the provisions prospectively. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax and financial reporting bases of other assets and liabilities.

     E. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     F. Art and design costs incurred in the development of the Company's new Lamaze from AMI product lines are being amortized over 2 years.

     G. On February 9, 1996, the Company completed the acquisition of Biobottoms, Inc. ("Biobottoms"), a California-based mail-order catalog company, specializing in apparel and accessories for newborn through preteen children, pursuant to an Agreement and Plan of Merger made as of December 22, 1995 by and among Diplomat Corporation, Diplomat Acquisition Corporation, a wholly-owned subsidiary of the Company, organized under the laws of the State of Delaware ("DAC"), Biobottoms and Joan Cooper and Anita Dimondstein, individuals and principal stockholders of Biobottoms (the "Merger Agreement"). Biobottoms has become a wholly-owned subsidiary of the Company and will continue its principal place of business in Petaluma, California.

     The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition notes"). The notes bear interest at 1%

over the prime rate as defined in the agreements. The first $750,000 note is due August, 1996 and can be convertible into common stock at $2 per share and the second note is due in two equal installments of $375,000 in November. 1996 and August, 1997.

     The shares of capital stock of Biobottoms issued and outstanding immediately prior to the effective date of the merger were exchanged for an aggregate of $2.5 million payable as follows:

     (i)  $1.0 million in cash;

     (ii) $750,000 by promissory note payable 180 days following closing of the acquisition ("Closing"); and

     (iii)$750,000 by promissory note, secured by a junior security interest in all of the assets of Diplomat and Biobottoms, excluding real estate, such note to be payable in two equal installments of $375,000 each, together with interest on such principal amount, on the 270th day and 540th day following Closing.

     The promissory notes made in connection with the merger are referred to hereinafter as the Deferred Payment.

     In connection with the Closing, Biobottoms established an inventory based credit facility with Congress Financial Corporation, the Company's principal lender, secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company (the "Biobottoms Congress Loan Facility"). The maximum credit available under the facility is $2.0 and on the date of Closing $848,531 was available and borrowed. The Biobottoms/Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the "Prime Rate") plus 2%. Simultaneously with the Closing, the Company and Biobottoms also entered into a loan and subordinated security agreement with Robert M. Rubin (a director and principal stockholder of the Company) and American United Global, Inc. ("American United") (a corporation of which Mr. Rubin is an officer, director and principal stockholder) pursuant to which the Company borrowed from Mr. Rubin (the "Rubin Loan") and the Company borrowed from American United (the "American United Loan") (collectively the "Rubin/American United Loans") $2,353,100 and $450,000 respectively. The amounts represented by the Rubin Loan do not include subordinated secured loans made by Mr. Rubin to the Company in April 1994. The American United loan to the Company provided for additional working capital. Repayment of these loans were secured by a first priority security interest in the capital stock of Biobottoms owned by the Company and a junior security interest in substantially all of the assets of the Company and Biobottoms, other than real estate, Biobottoms guaranteed the indebtedness of the Company to American United and Biobottoms guaranteed the indebtedness of the Company to Mr. Rubin. The interest on these loans is payable monthly at the Prime Rate plus 2%, the same rate charged by Congress Financial Corporation, subject to the Intercreditor Agreement (defined below).


     The Deferred Payment notes and the Rubin/American United loans are subject to an Intercreditor Agreement with Congress Financial Corporation (the "Intercreditor Agreement") which has the effect of restricting or limiting enforcement remedies under the promissory notes evidencing the Deferred Payment and the Rubin American United Loans prior to repayment of the senior debt payable to Congress Financial Corporation and restricting the repayment of principal payable thereon based upon certain minimum excess loan availability requirements.

     Additionally, the Company incurred costs related to the of acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of 100,000 shares of the Company's convertible preferred stock issued to a significant stockholder (who is also a member of the Board of Directors), as partial consideration to induce the making of the loan and for his assistance in consummating the acquisition. The preferred shares are convertible into 1,000,000 common shares of the Company. The transaction will be accounted for as a purchase and accordingly, Biobottoms results of operations will be included with the Company's beginning February 9, 1996.

     The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt, and the adjustments required as a result of changes to certain employment agreements as a direct result of the acquisition.

                                  Three Months Ended  Three Months Ended
                                    March 31, 1996     March 31, 1995
                                    --------------     --------------
                                     (unaudited)        (unaudited)

      Net Sales                       $6,254,212         $6,842,509

      Net Loss                          (523,028)          (248,248)

      Net Loss Per Common Share             (.12)              (.06)

     The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

     The following is the condensed balance sheet of Biobottoms at the date of acquisition, February 9, 1996.

                                    Assets
            Cash                                        $     1,250
            Accounts Receivable, Net                        267,670
            Inventory, Net                                1,988,962
            Prepaid and Other Current Assets              1,569,027
            Property and Equipment, Net                     296,981

            Other Assets                                    613,659
                                                        -----------
                                                        $ 4,737,549

                     Liabilities and Shareholders' Equity

            Bank Line of Credit                         $    27,154
            Accounts Payable                              3,179,210
            Accrued Liabilities                             407,943
            Current Portion of Long Term Debt                82,232
            Long Term Debt, Net                               6,994
            Stockholders' Equity                          1,034,016
                                                        -----------
                                                        $ 4,737,549

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

NET SALES

     Consolidated net sales for the Three Month Period ended March 31, 1996 ("1996 Three Month Period") increased approximately $2,456,000 or 91% from the Three Month Period ended March 31, 1995 ("1995 Three Month Period") primarily as a result of the Biobottoms sales of $3,351,000 from the date of acquisition, February 9, 1996. Sales of Diplomat decreased 33% for the period. The lower sales in 1996 were also impacted significantly by an adverse retailing environment that has continued from the last quarter of 1995.

     Consolidated cost of sales were 51% of net sales in 1996 and 52% in 1995. The increase in cost of sales of $1,226,000 in 1996 included $1,501,000 from Biobottoms. Cost of sales of Diplomat decreased 18% in 1996 as a result of lower sales.

     For the 1996 Three Month Period, Toys 'R Us and Wal-Mart represented 23% and 14% respectively, of the Diplomat sales as compared to 35% and 36% in 1996.

OPERATING EXPENSES

     Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses, increased approximately $1,795,000 from 1995 to 1996 primarily from $1,735,000 of expenses as a result of Biobottoms operating expenses. Operating expenses as a percentage of net sales increased from 39% in 1995 to 55% in 1996 because of the greater percentage of fixed costs to the lower sales.


     Interest expenses increased $107,000 as a result of Diplomat's increased borrowing at higher interest rates in 1996 compared to 1995.

     The net loss for the 1996 period was $338,000 as compared to net income of $78,000 for the comparable period in 1995. Significantly lower sales of Diplomat during the first quarter of 1996, without corresponding reductions in operating expenses, were the principal components for the loss in 1996. Although Biobottoms had net income of $60,000 from the date of acquisition, Diplomat incurred additional interest expenses from the acquisition.

Liquidity and Capital Resources

     The Company completed an initial public offering on November 13, 1993 and received net proceeds of approximately $4,454,000. Proceeds of the offering were used for purchases of inventory, marketing and promotion, product development, reduction of accounts payable and repayment of loans from a principal stockholder and executive officer. The Company has relied upon the proceeds of its initial public offering, borrowings from an institutional lender, a principal stockholder and director of the Company, and proceeds from the exercise of warrants in 1995 in order to fund its operation.

     In connection with the Company's line of layette products marketed under the Lamaze/Ecology Kids name, it was determined in 1994 that these products would be manufactured outside the United States in order to take advantage of lower labor and manufacturing costs resulting in significant costs savings. In order to achieve this, it was necessary to establish inventory positions in advance of receiving firm orders for these products. In addition, these orders required that the Company establish letters of credit in favor of such foreign suppliers, thereby reducing liquidity and restricting the Company's ability to borrow. The Company's inventory position at March 31, 1996 reflects this inventory build up and sales for the period were significantly less than originally anticipated, which also adversely affected liquidity. Inventory also increased for seasonal products. Management believes that the market reception for this product line has been favorable and that the inventory position will be reduced. Increased sales are expected to generate additional availability under the Company's secured line of credit. Reductions in inventory will also improve liquidity.

     In April 1994, the Company entered into an agreement with Congress Financial Corporation providing the Company with a $3 million secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) percent above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends and the maintenance of certain levels or working capital which may not be less than $4,500,000, excluding the Congress loan and stockholders equity of not less than $3,500,000. The Company is currently in compliance with all covenants.

     Under the terms of the credit agreement, the Company could borrow up to 85% of the amount of eligible accounts receivable (as defined in the agreement), not to exceed the maximum credit. In February 1995 the Agreement was amended to adjust the formula used to determine the amount available for revolving loans by including therein an amount based upon eligible inventory not to exceed $750,000.

     In connection with that amendment, Robert Rubin, a director and principal stockholder of the Company, furnished the lender with a personal limited guarantee up to a maximum liability of $375,000, pertaining to loans made based upon eligible inventory. In connection with the initial Congress transaction, the Company borrowed from Robert Rubin $590,000 on a secured term loan basis, subordinated to Congress Financial, in order to repay in full its then existing outstanding principal indebtedness to Citibank, N.A. Such Citibank facility in the initial principal amount of $650,000, was established in June, 1993, secured by certain assets of the Company and a shareholder guaranty from Mr. Rubin. The loan from Mr. Rubin is repayable with interest at the prime rate plus 1 1/2%, with required principal payment amortization identical to the terms applicable to the Citibank loan terms. Accordingly, the Company made principal payments of $120,000 in 1994, $120,000 in 1995 and will be required to make payments of $175,000 and $174,800 in 1996 and 1997, respectively. Initial borrowing from Congress Financial in the amount of $1,065,192 were used to repay indebtedness to the American Insured Receivables Fund, the Company's former asset based lender.

     On December 27, 1995, Diplomat Corporation (the "Company") entered into an Agreement and Plan of Merger by and among Diplomat Corporation, Diplomat Acquisition Corp., a wholly-owned subsidiary of the Company, organized under the laws of the State of Delaware ("DAC"), Biobottoms, Inc., a California Corporation ("Biobottoms") and Joan Cooper and Anita Dimondstein, individuals and principal stockholders of Biobottoms (the "Merger Agreement"). On February 9, 1996, the acquisition of Biobottoms was completed. Biobottoms became a wholly-owned subsidiary of the Company and will continue to maintain its principal place of business in Petaluma, California.

     The Intercreditor Agreement also provides that irrespective of the relative priority status between the holders of the Deferred Payment obligations and the Rubin/American United loans, repayment of the Deferred Payment is permitted to be paid provided that there has been no default of senior debt payable by the Company or Biobottoms to Congress, minimum excess availability requirements under the Company's loan facility with Congress are satisfied and such payments are made with proceeds from a subsequent sale of its capital stock. Subject to the Intercreditor Agreement, the Deferred Payment and the Rubin/American United loans will be payable from the proceeds from any sale of capital stock by the Company in the proportions of 40% on account of the Deferred Payment and 60% on account of the Rubin/American United Loans, except that before any such distributions are made, the Company will be required to reduce the outstanding principal amount of the Deferred Payment by $150,000.

     It is the Company's intention to provide for the repayment of the Deferred Payment and the Rubin Loan with proceeds of a subsequent financing consisting of equity, debt or a combination of both. The Company does not presently have any commitment for any such financing. After April 4, 1996, principal payments on the American United Loan may be made with funds available to Diplomat under its credit facility with Congress. Prior to March 1, 1998, no principal amount of the Rubin Loan may be repaid, except from proceeds from the sale of capital stock by the Company, subject in all respect to the Intercreditor Agreement. Commencing March 1, 1998 and subject to the provisions of the Intercreditor Agreement, including without limitation the requirement that the Company have certain minimum levels of excess loan availability at the time of the making of any such principal payment, the Rubin Loan is subject to principal payments monthly of the amount equal to 25% of the Company's net profit for the second preceding month, plus depreciation and amortization expenses for said month, with the unpaid principal amount of the Rubin Loan and unpaid interest accrued thereon payable in full on February 9, 1999.

     Subject to the Intercreditor Agreement, the American United Loan is payable in full on May 4, 1996. In connection with the American United Loan, the Company also paid an administrative fee of $40,000. Subject to its terms, the loan was paid in full at maturity.

     In connection with the Biobottoms Congress Loan Facility, Mr. Rubin also issued to Congress his written commitment to provide additional term loans to the Company, not to exceed in the aggregate the principal amount of $300,000, such loans to be made solely at the discretion of Congress. Proceeds from any such loans may only be used by the Company to provide working capital for Biobottoms.

     Proceeds from the Congress loan and the Rubin/American United Loans were used on February 9, 1996 or remained otherwise available as follows:

      Payment at Closing of Biobottoms'
      Institutional Secured Lender           $1,448,025

      Cash portion of Biobottoms Purchase
      Price                                   1,000,000

      Loan Costs and Legal Fees                  96,690

      Available Working Capital               1,103,816

     In July 1995, the Company, in connection with a financial consulting agreement, issued to Boulder Enterprises, Inc., Class B, Class C and Class D Warrants, each exercisable for 500,000 shares of common stock, at $1.37, $2.50 and $3.00 per share, respectively. All of the Class B Warrants were exercised during 1995 providing the Company with net proceeds of $628,000.

     There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


                   FORM 8-K/A CURRENT REPORT FEBRUARY 9, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIPLOMAT CORPORATION


May 14, 1996                      By:/s/ Sheldon R. Rose
                                     -----------------------------------
                                     Sheldon R. Rose
                                     Chief Executive Officer and
                                     Chairman of the Board


May 14, 1996                      By:/s/Irwin Oringer
                                     -----------------------------------
                                     Irwin Oringer
                                     Principal Accounting Officer and
                                     Controller