Form 10QSB
period 1996-06-30
DIPLOMAT CORP
filed 1996-08-20
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

Commission File Number 0-22432

                              DIPLOMAT CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 13-3727399
- --------                                                 ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                            Identification No.)

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

        Common Stock $.0001 per value and Common Stock Purchase Warrants
        ----------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                              DIPLOMAT CORPORATION

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheet - June 30, 1996                          3

         Consolidated Statements of Operations - For the six months
         and three months ended June 30, 1996 and June 30, 1995              4

         Consolidated Statements of Cash Flows - For the six months
         and three months ended June 30, 1996 and June 30, 1995              5

         Notes to Financial Statements                                     6-8


Item 2 - Managements' Discussion and Analysis of Financial
         Conditions and Results of Operations                             9-13


PART  II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   14


SIGNATURE                                                                   14

                      DIPLOMAT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                  JUNE 30,1996

                                     ASSETS


CURRENT ASSETS:
           Cash and cash equivalents                        $    100,491
           Accounts receivable, trade,net                      2,919,109
            Inventories                                        6,067,203
            Prepaid expenses                                     761,526
            Other current assets                                 762,449
                                                            ------------
                      TOTAL CURRENT ASSETS                    10,610,778
                                                            ------------

PROPERTY AND EQUIPMENT
          less accumulated depreciation                        2,130,133
INTANGIBLE ASSETS                                              3,652,444
OTHER ASSETS                                                     966,921
                                                            ------------
                                                            $ 17,360,276

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable-trade                           $  3,384,507
           Loans payable-stockholders                             50,885
           Loans payable-bank                                  3,746,918
           Loans payable-other                                         0
           Accrued expenses                                      553,549
           Current maturities of long term debt                  233,749
           Subordinated  term notes                            1,125,000
                                                            ------------
                          TOTAL CURRENT LIABILITIES            9,094,608
                                                            ------------

LONG TERM DEBT,less current maturities                         4,463,595
                                                            ------------

STOCKHOLDERS' EQUITY:
          Preferred stock                                        600,000
          Common stock                                               450
          Paid-in capital                                      5,201,449
          Accumulated deficit                                 (1,999,826)
                                                            ------------
                          TOTAL SHAREHOLDERS' EQUITY           3,802,073
                                                            ------------

                                                            $ 17,360,276

                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Six Months Ended               Three Months Ended
                                                 Jun 30,         Jun 30,         Jun 30,         Jun 30,
                                                  1996            1995            1996            1995
                                                  ----            ----            ----            ----
NET SALES                                     $14,392,850      $7,463,186      $9,239,984      $4,766,129

COST OF SALES                                   8,027,027       4,330,590       5,386,893       2,916,887
                                              -----------      ----------      ----------      ----------

GROSS PROFIT                                    6,365,823       3,132,596       3,853,091       1,849,242

OPERATING EXPENSES:
       Selling expenses                         2,755,266       1,085,832       1,441,698         669,841
       General and administrative expenses      3,125,445         854,087       1,811,025         428,627
       Warehouse and distribution expenses        468,389         448,404         253,405         241,593
                                              -----------      ----------      ----------      ----------

            TOTAL OPERATING EXPENSES            6,349,100       2,388,323       3,506,128       1,340,061
                                              -----------      ----------      ----------      ----------

OPERATING INCOME (LOSS)                            16,723         744,273         346,963         509,181

OTHER INCOME                                        5,370          11,987           2,685           9,233

INTEREST EXPENSE                                 (514,867)       (256,213)       (294,645)       (142,889)
                                              -----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                (492,774)        500,047          55,003         375,525

INCOME TAXES (BENEFIT)                           (168,340)         47,000          41,052               0
                                              -----------      ----------      ----------      ----------

NET INCOME (LOSS)                               ($324,434)       $453,047         $13,951        $375,525

NET INCOME (LOSS) PER SHARE                        ($0.07)          $0.11           $0.00           $0.09

NUMBER OF SHARES USED IN
         COMPUTATION                            4,493,525       3,985,755       4,493,525       3,985,755

                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Six months ended              Three months ended
                                                                 June 30,       June 30,       June 30,       June 30,
                                                                   1996           1995           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                           ($324,434)      $453,047        $13,951       $375,525
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                              134,866         59,088         76,316         29,544
        Amortization of goodwill                                    60,000                        36,000              0
       (Increase) in  deferred income taxes                       (223,000)             0        (11,608)             0
                                                                ----------     ----------     ----------     -----------
                                                                  (352,568)       512,135        114,659        405,069
CHANGES IN ASSETS AND LIABILITIES, net of
     effects from acquisition of Biobottoms
     (Increase) in accounts receivable                          (1,663,565)    (1,395,283)    (1,118,433)    (1,086,859)
     (Increase) decrease  in inventories                           231,724       (907,578)       614,946        405,899
     (Increase)decrease in prepaid expenses and other assets     1,089,827        253,013        215,766        155,066
     Increase(decrease) in accounts payable                       (893,779)       114,551       (336,722)      (767,747)
     Increase(decrease)  in accrued expenses                        93,556         55,534       (120,920)        53,967
                                                                ----------     ----------     ----------     -----------
                                                                (1,494,805)    (1,367,628)      (630,704)      (834,605)
                                                                ----------     ----------     ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment,net                     (42,510)        (7,902)       (25,659)        (2,709)
                                                                ----------     ----------     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans  payable                                6,477,116      1,522,856      1,258,335        960,973
     Repayments of loans payable                                (1,004,269)       (96,946)      (500,629)       (50,055)
     Issuance of preferred stock                                   600,000                             0              0
     Acquisition of Biobottoms                                  (4,567,662)             0        (42,831)             0
                                                                ----------     ----------     ----------     -----------
                                                                 1,505,185      1,425,910        714,875        910,918
                                                                ----------     ----------     ----------     -----------
NET INCREASE(DECREASE) IN CASH                                     (32,130)        50,380         58,512         73,604
CASH AND CASH EQUIVALENTS-beginning of period                      132,621         41,035         41,979         17,811
                                                                ----------     ----------     ----------     -----------
CASH AND CASH EQUIVALENTS-end of period                           $100,491        $91,415       $100,491        $91,415

                      DIPLOMAT CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - JUNE 30, 1996
         (Unaudited)

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

         G. On February 9, 1996, the Company completed the acquisition (the "Closing") of Biobottoms, Inc. ("Biobottoms"), a California-based mail-order catalog company, specializing in apparel and accessories for newborn through preteen children, pursuant to an Agreement and Plan of Merger made as of December 22, 1995 by and among Diplomat Corporation, Diplomat Acquisition Corporation, a wholly-owned subsidiary of the Company, organized under the laws of the State of Delaware ("DAC"), Biobottoms and Joan Cooper and Anita Dimondstein, individuals and principal stockholders of Biobottoms (the "Merger Agreement"). Biobottoms has become a wholly-owned subsidiary of the Company and will continue its principal place of business in Petaluma, California.

         The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition notes"). The notes bear interest at 1% over the prime rate as defined in the agreements. The first $750,000 note was due August 9, 1996, convertible at the option of the holder into common stock at $2 per share and the second note is due in two equal installments of $375,000 in November 1996 and August, 1997.

         The promissory notes made in connection with the merger are referred to hereinafter as the Deferred Payment.

         In connection with the Closing, Biobottoms established an inventory based credit facility with Congress Financial Corporation, the Company's principal lender, secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company (the "Biobottoms Congress Loan Facility"). The maximum credit available under the facility is $2.0 and on the date of Closing $848,531 was available and borrowed. The Biobottoms Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest is charged on the loan is the prime rate as announced by Core States Bank, N.A. (the "Prime Rate") plus 2%. At the present time, the Company is borrowing at the maximum available limitation. Simultaneously with the Closing, the Company and Biobottoms also entered into a loan and subordinated security agreement with Robert M. Rubin (a director and principal stockholder of the Company) and American United Global, Inc. ("American United") (a corporation of which Mr. Rubin is an officer, director and principal stockholder) pursuant to which the Company borrowed from Mr. Rubin (the "Rubin Loan") and the Company borrowed from American United (the "American United Loan") (collectively the "Rubin/American United Loans") $2,353,100 and $450,000 respectively. The amounts represented by the Rubin Loan do not include subordinated secured loans made by Mr. Rubin to the Company in April, 1994. The American United Loan to the Company provided for additional working capital and was repaid in May, 1996 in accordance with its terms. Repayment of these loans were secured by a first priority security interest in the capital stock of Biobottoms owned by the Company and a junior security interest in substantially all of the assets of the Company and Biobottoms, other than real estate, Biobottoms guaranteed the indebtedness of the Company to American United and Biobottoms guaranteed the indebtedness of the Company to Mr. Rubin. The interest on these loans is payable monthly at the Prime Rate plus 2%, the same rate charged by Congress Financial Corporation, subject to the Intercreditor Agreement (defined below).

         The Deferred Payment notes and the Rubin loans are subject to an Intercreditor Agreement with Congress Financial Corporation (the "Intercreditor Agreement") which has the effect of restricting or limiting enforcement remedies under the promissory notes evidencing the Deferred Payment and the Rubin Loans prior to repayment of the senior debt payable to Congress Financial Corporation and restricting the repayment of principal amounts payable thereon based upon certain minimum excess loan availability requirements.

         The installment payable with respect to the Deferred Payment otherwise payable on August 9, was not paid in accordance with the note terms. In accordance with the Intercreditor Agreement, no enforcement action may be taken by the noteholders for a period of 270 days without the express written consent of the Company's Institutional Lender, unless such institutional lender's indebtedness has been paid in full.

         Additionally, the Company incurred costs related to the of acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of 100,000 shares of the Company's non-voting convertible preferred stock issued to a significant stockholder (who is also a member of the Board of Directors), as partial consideration to induce the making of the loan and for his assistance in consummating the acquisition. The preferred shares are convertible into 1,000,000 common shares of the Company, which shares are subject to a voting agreement between the holder and two other significant stockholders of the Company. The transaction has been accounted for as a purchase and accordingly, Biobottoms results of operations are included with the Company's beginning February 9, 1996.

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

                                        Six Months Ended      Six Months Ended
                                        June 30, 1996         June 30, 1995
                                        -------------         -------------
                                           (unaudited)           (unaudited)
         Net Sales                      $15,494,196           $15,710,340
         Net Loss                          (578,077)             (314,408)
         Net Loss Per Common Share             (.13)                 (.08)

         The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

         The following is the condensed balance sheet of Biobottoms at the date of acquisition, February 9, 1996.

                                     Assets
                                     ------
             Cash                                               $    1,250
             Accounts Receivable, Net                              267,670
             Inventory, Net                                      1,988,962
             Prepaid and Other Current Assets                    1,569,027
             Property and Equipment, Net                           296,981
             Other Assets                                          613,659
                                                                -----------
                                                                $4,737,549
                      Liabilities and Shareholders' Equity
                      ------------------------------------
             Bank Line of Credit                                $   27,154
             Accounts Payable                                    3,179,210
             Accrued Liabilities                                   407,943
             Current Portion of Long Term Debt                      82,232
             Long Term Debt, Net                                     6,994
             Stockholders' Equity                                1,034,016
                                                                ----------
                                                                $4,737,549

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

NET SALES

         Consolidated net sales for the Six Month Period ended June 30, 1996 ("1996 Six Month Period") increased approximately $6,930,000 or 48% from the Six Month Period ended June 30, 1995 ("1995 Six Month Period") primarily as a result of the Biobottoms sales of $8,260,000 from the date of acquisition, February 9, 1996. Sales of Diplomat decreased 17% for the period because of lower unit volume and lower prices. The lower sales in 1996 were also impacted significantly by an adverse retailing environment that has continued from the last quarter of 1995.

         Consolidated cost of sales were 56% of net sales in 1996 and 58% in 1995. The increase in cost of sales of $3,696,000 in 1996 included $3,878,000 from Biobottoms. Cost of sales of Diplomat decreased 3% in 1996 although sales decreased 17%.

         For the 1996 Six Month Period, Toys 'R Us and Wal-Mart represented 11% and 40% respectively, of the Diplomat sales as compared to 21% and 44% in 1995.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses, increased approximately $3,961,000 from 1995 to 1996 primarily from $4,200,000 of Biobottoms operating expenses. Operating expenses as a percentage of net sales increased from 32% in 1995 to 44% in 1996 because of the greater percentage of fixed costs to the lower sales.

         Interest expense increased $259,000 in 1996 compared to 1995 as a result of Diplomat's increased borrowing at higher interest rates which include $149,000 of interest expense in connection with the acquisition of Biobottoms.

         The net loss for the 1996 period was $324,000 as compared to net income of $453,000 for the comparable period in 1995. Significantly lower sales of Diplomat during the first half of 1996, without corresponding reductions in operating expenses and additional interest expenses from the acquisition were the principal components for the loss in 1996. Biobottoms had net income of $80,000 from the date of acquisition.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995 NET SALES

         Consolidated net sales for the Three Month Period ended June 30, 1996 ("1996 Three Month Period") increased approximately $4,474,000 or 94% from the Three Month Period ended June 30, 1995 ("1995 Three Month Period") primarily as a result of the Biobottoms sales of 4,909,000 for the period. Sales of Diplomat decreased 7% for the period because of lower unit volume and lower prices. The lower sales in 1996 were also impacted significantly by an adverse retailing environment that has continued from the last quarter of 1995.

         Consolidated cost of sales were 58% of net sales in 1996 and 55% in 1995. The increase in cost of sales of $2,470,000 in 1996 included $2,376,000 from Biobottoms. Cost of sales of Diplomat increased 1% in 1996 although sales decreased 8%.

         For the 1996 Three Month Period, Toys 'R Us and Wal-Mart represented 7% and 52% respectively, of the Diplomat sales as compared to 13% and 49% in 1995.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses, increased approximately $2,166,000 from 1995 to 1996 primarily from $2,519,000 of Biobottoms operating expenses. Operating expenses as a percentage of net sales increased from 28% in 1995 to 38% in 1996 because of the greater percentage of fixed costs to the lower sales.

         Interest expense increased $152,000 in 1996 compared to 1995 as a result of Diplomat's increased borrowing at higher interest rates which include $95,000 of interest expense in connection with the acquisition of Biobottoms.

         The net income for the 1996 period was $14,000 as compared to net income of $375,000 for the comparable period in 1995. Significantly lower sales of Diplomat during the first half of 1996, without corresponding reductions in operating expenses and additional interest expenses from the acquisition were the principal components for the loss in 1996. Biobottoms had net income of $20,000 for the period.

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

         The Company's principal working capital credit facility is provided by Congress Financial Corporation.

         In April 1994, the Company entered into an agreement with Congress providing the Company with a maximum $3 million secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) percent above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends and the maintenance of certain levels or working capital which may not be less than $4,500,000, excluding the Congress loan and stockholders equity of not less than $3,500,000. The Company is currently in compliance with all financial covenants.

         Under the terms of the credit agreement, the Company could borrow up to 85% of the amount of eligible accounts receivable (as defined in the agreement), not to exceed the maximum credit. In February 1995 the Agreement was amended to adjust the formula used to determine the amount available for revolving loans by including therein an amount based upon eligible inventory not to exceed $750,000. As of the date hereof, the Company is borrowing the maximum amount.

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

        In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to the former Biobottoms stockholders, Mr. Rubin and American United Global. The American United Global loan was paid in May 1996. The Deferred Payment Note of $750,000 was due August 9, 1996(Payment was not made), $375,000 is due November 9, 1996 and $375,000 is due August 9, 1997 together with interest.

         The promissory notes made in connection with the merger are referred to hereinafter as the Deferred Payment.

         In connection with the Biobottoms acquisition, Biobottoms established an inventory based credit facility with Congress Financial Corporation, the Company's principal lender, secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company (the Biobottoms Congress Loan Facility"). The maximum credit available under the facility is $2.0 and on the date of Closing $848,531was available and borrowed. The Biobottoms/Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the "Prime Rate") plus 2%. Simultaneously with the Closing of the Biobottoms acquisition , the Company and Biobottoms also entered into a loan and subordinated security agreement with Robert M. Rubin (a director and principal stockholder of the Company) and American United Global, Inc. ("American United") (a corporation of which Mr. Rubin is an officer, director and principal stockholder) pursuant to which the Company borrowed from Mr. Rubin (the "Rubin Loan") and the Company borrowed from American United (the "American United Loan") (collectively the "Rubin/American United Loans") $2,353,100 and $450,000 respectively. The amounts represented by the Rubin Loan do not include subordinated secured loans made by Mr. Rubin to the Company in April 1994.

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

         The Deferred Payment notes and the Rubin loans are subject to an Intercreditor Agreement with Congress Financial Corporation (the "Intercreditor Agreement") which has the effect of restricting or limiting enforcement remedies under the promissory notes evidencing the Deferred Payment and the Rubin Loans prior to repayment of the senior debt payable to Congress Financial Corporation and restricting the repayment of principal payable thereon based upon certain minimum excess loan availability requirements.

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

         It was the Company's intention to provide for the repayment of the Deferred Payment and the Rubin Loan with proceeds of a subsequent financing consisting of equity, debt or a combination of both. The Company does not presently have any commitment for any such financing. Prior to March 1, 1998, no principal amount of the Rubin Loan may be repaid, except from proceeds from the sale of capital stock by the Company, subject in all respect to the Intercreditor Agreement. Commencing March 1, 1998 and subject to the provisions of the Intercreditor Agreement, including without limitation the requirement that the Company have certain minimum levels of excess loan availability at the time of the making of any such principal payment, the Rubin Loan is subject to principal payments monthly of the amount equal to 25% of the Company's net profit for the second preceding month, plus depreciation and amortization expenses for said month, with the unpaid principal amount of the Rubin Loan and unpaid interest accrued thereon payable in full on February 9, 1999.

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


         As of the date hereof, the Company has a serious working capital deficiency. No working capital is presently available to the Company under either of the credit facilities to Diplomat or Biobottoms.Management is pursuing a number of alternative financial proposals. Although no assurances can be given that such efforts can be successful, it is management's belief that suitable financing can be obtained and existing operations sustained.

         The Companys's liquidity position was also adversely affected by the slow moving imported layette inventory purchased with letters of credit in favor of foreign suppliers. The Company's inventory position at June 30, 1996 reflects this inventory build up and sales for the period were significantly less than originally anticipated, which also affected liquidity.


         In July 1995, the Company, in connection with a financial consulting agreement, issued to Boulder Enterprises, Inc., Class B, Class C and Class D Warrants, each exercisable for 500,000 shares of common stock, at $1.37, $2.50 and $3.00 per share, respectively. All of the Class B Warrants were exercised during 1995 providing the Company with net proceeds of $628,000. The Class D Warrants expired in July, 1996. The Class C Warrants are exercisable until July 1997.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


               NONE



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DIPLOMAT CORPORATION


August  19, 1996                           By: /s/ Sheldon R. Rose
                                           ----------------------------------
                                           Sheldon R. Rose
                                           Chief Executive Officer and
                                           Chairman of the Board


August 19, 1996                            By: /s/ Irwin Oringer
                                           ----------------------------------
                                           Irwin Oringer
                                           Principal Accounting Officer and
                                           Controller