Form 10QSB
period 1996-12-31
DIPLOMAT CORP
filed 1997-02-19
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

Commission File Number 0-22432

                              DIPLOMAT CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               13-3727399)
--------                                               -----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

25 Kay Fries Drive, Stony Point, New York              10980
-----------------------------------------              -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    914 786-5552
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                    -------------------
None                                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

        Common Stock $.0001 per value and Common Stock Purchase Warrants
        ----------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No  X
                                               ---     ---

                              DIPLOMAT CORPORATION

                                     INDEX

                                                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

         Consolidated Balance Sheet - December 31, 1996                                             3


         Consolidated Statements of Operations - For the three months ended
         December 31, 1996 and December 31, 1995                                                    4


         Consolidated Statements of Cash Flows - For the three months ended
         December 31, 1996 and December 31, 1995                                                    5


         Notes to Financial Statements                                                              6-8


Item 2 - Managements' Discussion and Analysis of Financial
         Conditions and Results of Operations                                                       9-13


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                           14


SIGNATURE                                                                                           14

                       DIPLOMAT CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                DECEMBER 31,1996

                                     ASSETS

CURRENT ASSETS:
           Cash and cash equivalents                              $52,431
           Accounts receivable, trade,net                       1,612,060
            Inventories                                         4,013,838
            Prepaid expenses                                      866,132
            Other current assets                                  246,215
                                                                  -------
                      TOTAL CURRENT ASSETS                      6,790,676

PROPERTY AND EQUIPMENT
          less accumulated depreciation                         2,164,857
GOODWILL                                                        3,580,444
OTHER ASSETS                                                      746,418
                                                                  -------
                                                              $13,282,395

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable-trade                              $4,301,682
           Loans payable-bank                                   2,101,901
           Accrued expenses                                     1,593,508
           Current maturities of long term debt                   709,940
           Subordinated  term notes                             1,500,000
                                                                ---------
                          TOTAL CURRENT LIABILITIES            10,207,031

LONG TERM DEBT,less current maturities                          1,032,357

STOCKHOLDERS' EQUITY:
          Preferred stock                                       4,100,000
          Common stock                                                535
          Paid-in capital                                       6,321,364
          Accumulated deficit                                  (8,378,892)
                                                               -----------
                          TOTAL SHAREHOLDERS' EQUITY            2,043,007

                                                              $13,282,395

                       See notes to financial statements.

                                       DIPLOMAT CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                              Three Months Ended
                                             Dec 31,        Dec 31,
                                              1996           1995
                                              ----           ----

NET SALES                                  $7,047,522    $1,353,896

COST OF SALES                               3,206,950     1,244,755
                                            ---------     ---------

GROSS PROFIT                                3,840,572       109,141

OPERATING EXPENSES:

       Selling expenses                     1,092,037       488,381
       General and administrative expenses  1,769,572       547,884
       Warehouse and distribution expenses    137,852       179,126
                                              -------       -------

            TOTAL OPERATING EXPENSES        2,999,461     1,215,391
                                            ---------     ---------

OPERATING INCOME (LOSS)                       841,111    (1,106,250)

OTHER INCOME                                    1,910         3,955

INTEREST EXPENSE                             (149,757)     (124,061)
                                             ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES             693,264    (1,226,356)

INCOME TAXES (BENEFIT)                        171,863       (47,000)
                                              --------      --------

NET INCOME (LOSS)                            $521,401   ($1,179,356)

NET INCOME (LOSS) PER SHARE                     $0.10        ($0.30)

NUMBER OF SHARES USED IN
         COMPUTATION                        5,256,025     3,985,755


                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Three months ended
                                                          December 31,    December 31,
                                                             1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (Loss)                                $521,400    ($1,179,356)
           Adjustments to reconcile net income to net cash
              provided by operating activities:
              Depreciation and amortization                   76,515         20,239
                Issuance of common shares                    245,000        628,000
                                                             --------       -------
                                                             842,915       (531,117)

CHANGES IN ASSETS AND LIABILITIES
           (Increase) in accounts receivable                  51,451        440,950
           (Increase) decrease  in inventories              (266,098)       (78,720)
           (Increase)decrease in prepaid expenses            140,846         (7,120)
           (Increase)decrease in other current assets        486,763        (33,476)
           (Increase)decrease in other assets                (96,758)      (223,035)
           Increase(decrease) in accounts payable           (602,037)       222,398
           Increase(decrease)  in accrued expenses          (475,615)        80,937
                                                            ---------        ------
                                                              81,467       (129,183)
                                                              ------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property and equipment,net         (19,024)             0
                                                             --------             -

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from loans  payable                            0        250,000
           Repayments of loans payable                       (10,519)       (49,638)
           Revolving credit agreement                        (68,751)        10,497
                                                             --------        ------
                                                             (79,270)       210,859
                                                             --------       -------
NET INCREASE(DECREASE) IN CASH                               (16,827)        81,676
CASH AND CASH EQUIVALENTS-beginning of period                 69,258         49,695
                                                              -------        ------
CASH AND CASH EQUIVALENTS-end of period                      $52,431       $131,371

                       See notes to financial statements.

                       DIPLOMAT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

1.       SIGNIFICANT ACCOUNTING POLICIES

         A. The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

         B. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

         C. Property and equipment are stated at cost. Depreciation is provided using primarily the straight-line method and accelerated methods (for machinery and equipment) over the expected useful lives of the assets, which range from
31.5 years for the building and real property, to between five and 10 years for machinery, furniture and equipment.

         D. The Company follows SFAS 109 for income taxes.

         E. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         F. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         G. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting For the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed Of" SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The adoption of SFAS No. 121 did not result in any material adjustments in the financial statements for the period ended December 31, 1996.

         H. Effective December 30, 1995, the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

         I. The Company accounts for stock transactions in accordance with APB No. 25 "Accounting for Stock to Employees". In accordance with SFAS No. 123, "Accounting for Stock based Compensation", the Company has adopted the pro-forma disclosure requirements contained therein.

         J. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs, principally the amortization of such prepaid catalog costs.

2.       ACQUISITION OF BIOBOTTOMS, INC. AND RELATED FINANCING

         A. Acquisition of Biobottoms, Inc. On February 9, 1996, the Company completed the acquisition of Biobottoms, Inc. ("Biobottoms"), a California-based mail-order catalog company, specializing in apparel and accessories for newborn through preteen children, pursuant to an Agreement and Plan of Merger made as of December 22, 1995 by and among Diplomat Corporation, Diplomat Acquisition Corporation, a wholly-owned subsidiary of the Company, organized under the laws of the State of Delaware ("DAC"), Biobottoms and Joan Cooper and Anita Dimondstein, individuals and principal stockholders of Biobottoms (the "Merger Agreement"). Biobottoms has become a wholly-owned subsidiary of the Company and will continue its principal place of business in Petaluma, California.

                  The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition Notes"). The notes bear interest at 1% over the prime rate as defined in the agreements. One such note is due six months from the acquisition date and the second note is due in two equal installments of $375,000, nine months and eighteen months after the date of acquisition, respectively. Additionally, the Company incurred costs related to the acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of 100,000 shares of the Company's convertible Series A Preferred Stock issued to a significant stockholder (who is also a member of the Board of Directors), as a fee for his assistance in consummating the acquisition. The Series A Preferred shares are convertible to 1,000,000 common shares of the Company. The Series A Preferred Stock is not entitled to any specific dividends or liquidation rights.

                  The acquisition of Biobottoms has been accounted for as a purchase and accordingly its results of operations are included with the Company's beginning February 9, 1996.

                  The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition had occurred at the beginning of 1995, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt, and the adjustments required as a result of changes to certain employment agreements as a direct result of the acquisition.

                                                              Year Ended
                                                          December 30, 1995
                                                              ---------

                                                              (unaudited)

                  Net Sales                                   $   27,137,857


                  Net Loss                                        (1,719,030)

                  Net Loss Per Common Share                            (0.38)

                  The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

         B. Financing: Simultaneously with the closing of the Biobottoms acquisition, the Company and Biobottoms entered into a loan and subordinated security agreement with a director and principal stockholder of the Company and an affiliate of such individual pursuant to which the Company borrowed from such director and principal stockholder and affiliate $2,353,100 and $450,000., respectively. The loan from the director and principal stockholder was utilized to fund the acquisition of Biobottoms in part. The loan from the affiliate has been utilized for working capital purposes. Subject to an intercreditor agreement between the Company's asset based lender and other lenders, the $450,000 loan is payable in full on May 4, 1996. If the repayment is not made on such date, the Company will be required to pay a default fee of $50,000.

                  In connection with such aforementioned loan by a director and principal stockholder of the Company in the amount of $2,353,100, the Company issued 100,000 shares of its Series A Preferred Stock, which are convertible into 100,000 shares of common stock at the option of the director and principal stockholder. The holder of such shares of preferred stock will have the right, subject to subordination and intercreditor agreement by and among Congress Financial Corporation and others, during any period during which there shall be an Event of Default under such loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. Such right of designation will continue during the duration of any such Event of Default. The Company has agreed at its sole cost and expense to include the common shares issuable upon conversion of the shares in any registration statement filed with the Securities and Exchange Commission by the Company within six months of the date hereof.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

NET SALES

         Consolidated net sales for the Three Month Period ended December 31, 1996 ("1996 Period") increased approximately $5,694,000 or 42% from the Three Month Period ended December 31, 1995 ("1995 Period"), primarily as a result of the Biobottoms sales of $5,658,000 in the 1996 period. Biobottoms was acquired February 9, 1996. The sales of Diplomat for the 1996 period were $1,389,000 as compared to $1,354,000 for the 1995 period and the sales of Biobottoms were $5,658,000 in the 1996 period as compared to $4,502,000 in 1995.

         Consolidated cost of sales were 46% of net sales in 1996 and 92% in 1995. The increase in cost of sales of $1,962,000 in 1996 included $2,392,000 from Biobottoms. Cost of sales of Diplomat for the 1996 period were $815,000 as compared to $1,245,000 in 1995. The reduction of 35% was a result of the restructuring of the Company during the 1996 period. Cost of sales of Biobottoms increased 11% even though sales increased 26% from 1995 to 1996.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $1,784,000 or 15% from 1995 to 1996, primarily as a result of $2,455,000 of
Biobottoms operating expenses in 1996. Operating expenses of Diplomat for the 1996 were $508,000 as compared to $1,215,000 in 1995. The reduction of 58% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees and lower professional and consulting fees in 1996. Operating expenses of Biobottoms remained constant from 1995 to 1996. Consolidated operating expenses were 43% of net sales in 1996 and 89% in 1995.

         Interest expense increased from $124,000 in 1995 to $150,000 in 1996 because of the borrowing of Biobottoms.

         The net income for the 1996 period was $521,000 as compared to a net loss of $1,179,000 for 1995.

         The following summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to the amortization of goodwill and increased interest expense on the acquisition debt.

                                                       Three Months             Pro-Forma
                                                          Ended             Three Months Ended
                                                     December 31, 1996      December 31, 1995
                                                     -----------------      -----------------

Net Sales                                             $7,047,522                 $5,856,155
Cost of Goods Sold                                     3,206,950                  3,401,128
                                                      ----------                -----------
Gross Profit                                           3,840,572                  2,455,027
Selling, General & Administrative Expenses             2,997,551                  3,761,004
                                                      ----------                -----------
Operating Income (Loss)                                  843,021                 (1,306,967)
Interest Expense                                         149,757                    276,207
                                                      -----------               ------------
Income (Loss) Before Income Taxes                        693,264                 (1,583,174)
Income Taxes (Benefit)                                   171,863                   (136,602)
                                                        --------               -------------
Net Income (Loss)                                        521,401                 (1,446,572)


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

         In April 1994, the Company entered into an agreement with Congress providing the Company with a maximum $3 million secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including with limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) percent above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends and the maintenance of certain levels or working capital which may not be less than $4,500,000, excluding the Congress loan and stockholders equity of not less than $3,500,000. The Company is currently not in compliance with all financial covenants, pertaining to working capital and net worth. The Company is currently negotiating a waiver of non-compliance and modification of covenants.

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

In connection with that amendment, Robert Rubin, a director and principal stockholder of the Company, furnished the lender with a personal limited guarantee up to a maximum liability of $375,000, pertaining to loans made based upon eligible inventory. In connection with the initial Congress transaction, the Company borrowed from Robert Rubin $590,000 on a secured term loan basis, subordinated to Congress Financial, in order to repay in full its then existing outstanding principal indebtedness to Citibank, N.A. Such Citibank facility in the initial principal amount of $650,000, was established in June, 1993, secured by certain assets of the Company and a shareholder guaranty from Mr. Rubin. The loan from Mr. Rubin was repayable with interest at the prime rate plus 1 1/2%, with required principal payment amortization identical to the terms applicable to the Citibank loan terms.

         Accordingly, the Company made principal payments of $120,000 in 1994, $120,000 in 1995, $175,000 in 1996 and will be required to make payments of $174,800 in 1997. The balance of the debt was converted into Preferred Stock in September, 1996.

         In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to the former Biobottoms stockholders, Mr. Rubin and American United Global. The American United Global loan was paid in May, 1996. The final Deferred Payment Note of $750,000 is due August 9, 1997 together with interest. The August and November Notes, totalling $1,175,000 have not been paid. On December 9, 1996, the holders of the notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after fiving notice before taking any further action in the collection of these notes.

         Effective September 30, 1996, Mr. Rubin, a director and principal stockholder of the Company, agreed to convert an aggregate of $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock.

         The Company issued Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and making additional loans to the Company in the aggregate amount of $600,000. This debt ws converted into Series C Preferred Stock in September, 1996.

         The promissory notes made in connection with the merger are referred to hereinafter as the Deferred Payment Notes.

         In connection with the Closing, Biobottoms established an inventory based credit facility with Congress Financial Corporation, the Company's principal lender, secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company (the "Biobottoms/Congress Loan Facility"). The maximum credit available under the facility is $2 million and on the date of Closing, $848,531 was available and borrowed.

         The Biobottoms/Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the "Prime Rate") plus 2%.

 Simultaneously with the Closing, the Company and Biobottoms also entered into a loan and subordinated security agreement with Robert M. Rubin (a director and principal stockholder of the Company) and American United Global, Inc. ("American United" a corporation of which Mr. Rubin is an officer, director and principal stockholder) pursuant to which the Company borrowed from Mr. Rubin (the "Rubin Loan") and the Company borrowed from American United (the "American United Loan") (collectively the Rubin/American United Loans") $2,353,100 and $450,000 respectively. The amounts represented by the Rubin Loan were converted into Series B Preferred Stock in September, 1996.

         The American United loan to the Company provided for additional working capital. Repayment of these loans were secured by a first priority security interest in the capital stock of Biobottoms owned by the Company and Biobottoms, other than real estate, Biobottoms guaranteed the indebtedness of the Company to American United and Biobottoms guaranteed the indebtedness of the Company to Mr. Rubin. The interest on these loans is payable monthly at the Prime Rate plus 2%, the same rate charged by Congress Financial Corporation, subject to the Intercreditor Agreement (defined below).

         The Deferred Payment notes and the Rubin/American United loans are subject to an Intercreditor Agreement with Congress Financial Corporation (the "Intercreditor Agreement") which has the effect of restricting or limiting enforcement remedies under the promissory notes evidencing the Deferred Payment and the Rubin/American United Loans prior to repayment of the senior debt payable to Congress Financial Corporation and restricting the repayment of principal payable thereon based upon certain minimum excess loan availability requirements.

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


         At the time that the Biobottoms acquisition was completed, additional equity financing was contemplated to fund the scheduled payments of the acquisition debt and working capital requirements for the Diplomat and Biobottoms businesses. Such financing was not secured within the time constraints contemplated by the management of the Company. As a result, the acquisition debt was not paid when due. In addition, the Company is experiencing severe working capital shortages and requires additional capital resources to fund its existing operations. Under Diplomat's and Biobottoms' lending facilities with Congress Financial, the Company has borrowed the maximum amounts available as of the date hereof and there is no unused loan availability. The Company is pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to existing stockholders. The failure to secure additional working capital and funds to pay the Biobottoms acquisition debt will materially adversely affect the business and financial condition of the Company. Insufficient working capital may require the Company to reduce operations significantly.

         In July 1995, the Company, in connection with a financial consulting agreement, issued to Boulder Enterprises, Inc., Class B, Class C and Class D Warrants, each exercisable for 500,000 shares of common stock, at $1.37, $2.50 and $3.00 per share, respectively.

         All of the Class B Warrants were exercised during 1995 providing the Company with net proceeds of $628, 000. The Class D Warrants expired in July, 1996.

         In August 1996, the Company, in connection with a Non-Qualified Stock Option Plan, issued 500,000 options which were exercised at a price of $.95 per share.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

PART II           OTHER INFORMATION

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         As of December 31, the Company was not in compliance with its credit agreement with Congress Financial Corporation ("Congress"). Under the agreement, the Company must maintain $4,500,000 in working capital (excluding the Congress loan and certain subordinated debt), and stockholder's equity of $3,500,000. At December 31, the balance due to Congress was approximately $2,101,900. As of the date of this filing the Company is still not in compliance, however it is negotiating with Congress for a waiver of non-compliance, and modification of covenants of the credit agreement.

         In August and November the Company failed to pay Deferred Payment Notes, totalling $1,175,000 which it owed in connection with the acquisition of Biobottoms, Inc. ("Biobottoms"). On December 9, 1996, the holders of the notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after giving notice before taking further action in the collection of these notes.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                            NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIPLOMAT CORPORATION

February 18, 1997                         By: /s/ Jonathan Rosenberg
                                              ----------------------------------
                                               Jonathan Rosenberg
                                               Chief Executive Officer


February 18, 1997                         By: /s/ Irwin Oringer
                                              ----------------------------------
                                               Irwin Oringer
                                               Principal Accounting Officer and
                                               Controller