Form 10QSB/A
period 1996-12-31
DIPLOMAT CORP
filed 1997-02-20
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM 10-QSB A-1

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

                              DIPLOMAT CORPORATION

                                     INDEX

                                                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

         Consolidated Balance Sheet - December 31, 1996                                             3


         Consolidated Statements of Operations - For the three months ended
         December 31, 1996 and December 31, 1995                                                    4


         Consolidated Statements of Cash Flows - For the three months ended
         December 31, 1996 and December 31, 1995                                                    5


         Notes to Financial Statements                                                              6-8


Item 2 - Managements' Discussion and Analysis of Financial
         Conditions and Results of Operations                                                       9-13


PART II - OTHER INFORMATION

Item 3 - Default Upon Senior Securities                                                             14

Item 6 - Exhibits and Reports on Form 8-K                                                           14


SIGNATURE                                                                                           14

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

         In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to the former Biobottoms stockholders, Mr. Rubin and American United Global. The American United Global loan was paid in May, 1996. The final Deferred Payment Note of $375,000 is due August 9, 1997 together with interest. The August and November Notes, totalling $1,125,000 have not been paid. On December 9, 1996, the holders of the notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after fiving notice before taking any further action in the collection of these notes.

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

         In August and November the Company failed to pay Deferred Payment Notes, totalling $1,125,000 which it owed in connection with the acquisition of Biobottoms, Inc. ("Biobottoms"). On December 9, 1996, the holders of the notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after giving notice before taking further action in the collection of these notes.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27            Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIPLOMAT CORPORATION

February 20, 1997                         By: /s/ Jonathan Rosenberg
                                              ----------------------------------
                                               Jonathan Rosenberg
                                               Chief Executive Officer


February 20, 1997                         By: /s/ Irwin Oringer
                                              ----------------------------------
                                               Irwin Oringer
                                               Principal Accounting Officer and
                                               Controller