Form 10KSB
period 1997-01-01
DIPLOMAT CORP
filed 1997-02-26
CIK 910319

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                  FORM 10-KSB

(Mark One)

[   ] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of
      1934

[ X ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from January 1, 1996 to September 30, 1996

Commission File No. 0-22432


                             DIPLOMAT CORPORATION
           (Exact name of registrant as specified in its character)

   Delaware                                 13-3727399
(State or other jurisdiction of             (I.R.S. Employer Identification No.
incorporation or organization)

25 Kay Fries Drive, Stony Point, New York                       10980
(Address of principal executive offices)                        (Zipcode)

Registrant's telephone number, including area code:   (914) 786-5552


Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                         Name of each exchange on which
Applicable                                  registered      None


Securities registered pursuant to Section 12(g) of the Act:

       Common Stock, $.0001 par value and Common Stock Purchase Warrants
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to

Item 405 of the

Regulation S-K (s.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The issuer's net sales for the most recent fiscal year were $19,222.801.

         The aggregate market value of the voting stock held by non-affiliates based upon the closing bid price on January 31, 1997 was approximately $2,420,000.

         As of February 15, 1997 there were 4,993,525 shares of Common Stock, par value $.0001 per share, outstanding.

         Certain exhibits listed in Part IV have been incorporated by reference. The index to exhibits appears on Page 32.

                                    PART I

Item 1.  Business

General

         The term "the Company" shall include Diplomat Corporation and its wholly-owned subsidiary, Biobottoms, Inc. ("Biobottoms") unless otherwise indicated. The term "Diplomat" shall refer to the operations of the Diplomat Corporation exclusive of the Biobottoms subsidiary.

         On February 9, 1996, Diplomat Corporation completed the acquisition of Biobottoms, a California corporation located in Petaluma, California. Biobottoms is a childrens' mail order catalog company selling apparel and accessories in the United States for newborns through preteens. Management of the Company believes that this business combination will strengthen the Company's existing business by joining the manufacturing strength and expertise of the Company with the retailing expertise of Biobottoms.

         The Company designs, develops, markets and distributes infantwear and care products, nursery accessories and the products for infant and toddler comfort and care. Through its wholly-owned subsidiary, Biobottoms, the Company also sells apparel and accessories for newborns through preteens via direct mail catalog. The Company sells primarily cloth diapers, diaper covers, furniture covers, layette, infant and child travel products, such as infant car seat covers, and other accessories marketed principally under the trademarks Ecology KidsTM and BiobottomsTN. These products are marketed in the United States and internationally. While international sales of Diplomat's products have not been material, its products are sold in several Pacific Rim countries, (Japan, Singapore, Taiwan and Malaysia). Biobottoms' products are sold domestically and internationally. Biobottoms distributes a catalog in Japan and has an 800 number which is answered in Japanese at the Petaluma office. Sales in Japan have accounted for 20% of Biobottoms' sales since the Company acquired it.

         In November 1996, the Board of Directors approved a plan to restructure its Stony Point, New York operations by eliminating several of its unprofitable retail lines and downsizing its distribution facility. The Company intends to focus its Stony Point on its traditional core business under its Ecology KidsTM brand name, which has historically generated the largest part of the Company's revenue. The Company also announced that it has changed its fiscal year end to September 30.

Marketing and Sales

         The primary customers of Diplomat are major mass merchandisers, including Toys 'R Us, Inc. ("Toys 'R Us") and Wal-Mart Stores, Inc. (Wal-Mart"). The foregoing two customers represented a total of approximately 51% of the Diplomat operations total revenues during the fiscal year ended September 30, 1996. Diplomat's products are presently carried by Wal-Mart,

Toys 'R Us, Target Stores and Baby Superstores, all nationally known merchants. Diplomat's products are also sold to drug store chains, catalog showrooms, mail order catalogs and food and drug chains which include Publix, Winn-Dixie and Walgreens.

         Historically, Diplomat obtained substantially all of its raw materials required for the manufacture of its products and shipped such materials to contract manufacturers, who assembled the products in accordance with the Company's specifications and under its supervision, either from facilities at the Company's Rockland County, New York warehouse and distribution facilities, or other locations in New York State.

         Biobottoms is a leading childrens' catalog company in the United States selling apparel and accessories primarily for newborns through preteens. The majority of the products offered for sale sold by Biobottoms are made of natural fibers and are designed by Biobottoms with an emphasis on comfort and ease of care. Biobottoms mailed over 9 million catalogs to its existing and prospective customers and delivered over $17 million of merchandise in the fiscal year ended September 30, 1996. The catalog is redesigned four times a year and is mailed as many as 13 times a year to a combination of customers and prospective customers. The catalog is divided into product categories, generally by the age of the child and the size of the products being offered. Biobottoms also operates a retail store selling overstocks and out-of-season items.

         Nearly 70% of Biobottoms' products are designed to its specifications and marketed under Biobottoms' brand name. Established national brands, such as CONVERSE and SARA'S PRINTS round out the product offering. Unlike other segments of the apparel industry, the demand for children's clothing is driven by the physical growth of the child, rather than changing fashions. As a result, staples and basics account for much of the merchandise mix, with low return rates and low markdowns.

         Biobottoms' brand products allow the Company to distinguish itself from other catalogs and retailers. The lower cost of these goods also give management more pricing flexibility. Biobottoms has increased its average order size in each of the past few years by increasing the number of items per order while decreasing the average item price. Biobottoms has also significantly expanded the age range of its merchandise, testifying to the appeal of the Biobottoms brand.

         The increase in the number of working women has provided a very receptive environment for catalogers over the past two decades. The Company understands that more than 70% of women aged 25 to 54 were working full time in 1993, versus 43% in 1965. The increasing number of dual income families and single women in the workforce is expected to continue to fuel the growth of direct marketing through the 1990's.

         Even though the Company has shifted its emphasis to the Biobottoms' division, it continues to market Diplomat's products. The Company's plan is to evaluate Diplomat's business and determine which areas should be continued. Diplomats was a party to an exclusive distribution agreement ("the Lamaze Agreement") with Ambrose & Montgomery, doing business as "Lamaze from AMI". Pursuant to the Lamaze Agreement, Diplomat was granted the right to utilize the Lamaze registered trademark in conjunction with the manufacture, advertisement, promotion, distribution and sale of various products for infants. The Lamaze Agreement expired in July 1996 and the Company currently has no plans to extend it. Accordingly, the Company no longer uses the Lamaze registered trademark.

New and Planned Products

         The Company's success depends in part upon the development of strong brand identification for its current and proposed products. The primary direction of the Company's marketing plan is to promote certain of its existing products and develop new products under the Fresh Air Wear trademark. Achieving and maintaining market acceptance for its products will require significant efforts and expenditures. There can be no assurance that the Company will be successful in effecting this plan.

         Product development and selection are based upon reliability of vendors, visual appeal, perceived customer value, and uniqueness of design. Biobottoms utilizes customers feedback on products' performance and their reported preferences for new product designs, fabrications and category expansion. Biobottoms' sales are generated from both house file customers (persons who have either previously purchased from Biobottoms or requested a catalog) and rented mailing lists (names of current customers from other catalog companies). Analysis of this segmentation allows Biobottoms to mail frequently and selectively to its most responsive customers.

Sourcing

         Biobottoms provides for manufacturing and sourcing of products in a number of ways. Private label vendors supply some high volume basics, such as t-shirts, play pants and knit shorts, where price competitiveness is critical. Other manufacturers, that may be more costly, compared to private label vendors, may be used for products requiring shorter lead times or testing fashion trends. This provides greater flexibility for inventory management. Biobottoms' manufacturing group provides control of the manufacturing process by closely supervising all phases of production with local consultants and contractors. Biobottoms' manufacturing group is a convenient source for testing new private label product concepts. Branded merchandise from a variety of manufacturers is the further source of products for Biobottoms.

Major Customers


         For the fiscal year ended December 31, 1995, two of the Company's customers, Toys 'R Us and Wal-Mart individually accounted for approximately 23% and 36% respectively, of the Diplomat net sales. For the nine month period ended September 30, 1996, such customers individually accounted for 11% and 40%, respectively, of the Diplomat operation's sales. Sales to such customers accounted for approximately 22% of the Company's sales for the nine month period ended September 30, 1996. The Company has no written contracts with such customers and there can be no assurance that such customers will continue to purchase products from the Company. The loss of either of these customers would have a materially adverse effect on the Company's business.

         In addition, the Company sold its products to approximately 500 retail accounts consisting primarily of mass merchandisers and toy retailers, and, to a lesser extent, drug store chains, catalog showrooms, mail order operations and food store chains. In addition to Toys'R Us and Wal-Mart, the Company's customers include Burlington Coat Factory, Kids 'R Us, Winn-Dixie Supermarkets, American Drug Stores, Baby Superstores, Eckerd Drugs, Walgreens, Caldor, Target Stores and Publix Supermarkets. A reduction in the number of retail accounts from prior periods reflects a change in customer mix, with an increased emphasis on mass merchandisers and chain stores. The decrease also reflects general economic conditions which include a decrease generally in the number of retailers.

         Seasonality of product is generally not a factor affecting the Company's sales. Sales fluctuations are, however, affected by special seasonal promotional activities of the merchandise retailer.

Quality Assurance

         Products developed for either Biobottoms or Fresh Air Wear and Ecology Kids brands are chosen based upon the following criteria:

                          o   Quality
                          o   Price/Value
                          o   Fabric
                          o   Fit
                          o   Testing
                          o   Exclusivity
                          o   Color/Print
                          o   Styling
                          o   Manufacturing Responsibility
                          o   Merchandising

         Additionally, a minimum of two additional features beyond the must have requirements that add appropriate performance or styling benefits, and are comparable to the benchmarks, must be added. These include, but are not limited to:

                          Specialized fabrications
                          Premium construction details

                          Appropriate decorative items, such as buttons Logos, Patches and Graphics to enhance brand identification

Governmental Regulation

         As a seller of infant products, the Company is subject to laws and regulations administered by various states and the Federal Trade Commission. As a seller of bedding products, the Company is also required to maintain licenses in the various states where it conducts business. These licenses subject the Company to compliance with a variety of laws and regulations regarding the labeling and cleanliness of its products. In addition, the Company has all of its bedding products produced to the upholstered product specifications required by the flammability laws of the State of California, which the Company believes to be the most stringent in the United States. The Company believes that it complies with the laws and regulations in all material respects.

Product Liability

         The Company currently has an aggregate of $2,000,000 of product liability insurance for its current products with an umbrella policy of up to $3,000,000. The Company does not intend to increase such coverage upon commercialization of any other product under development. There can be no assurance that the Company's existing coverage will be sufficient to cover any liability resulting from any product liability claims or that the Company would have funds available to pay any claims over the limit of its insurance. Either an underinsured or an uninsured claim could have a materially adverse effect on the Company.

Employees

         As of December 15, 1996, the Company had 35 full time employees in its Stony Point facility. Of such employees, three act in executive capacities, three are full time sales and marketing personnel, one is a customer service representative and 28 are administrative and warehouse personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with the employees to be good.

         Biobottoms employs permanent, full-time and part-time employees, part time casual (not eligible for benefits), and temporary workers due to seasonal increases in its sales volume. This allows for optimal employment levels during peak and slack times. Also, it allows a portion of the work force the option of flexible working hours. Biobottoms employed 131 employees at January 28, 1996 and 134 full time equivalents (total employee and temporary hours divided by an annual 40 hour week) at January 15, 1997. None of the Biobottoms employees are represented by any labor union.

Trademarks, Patents and Proprietary Rights

         The Company's success depends, in part, upon the development of strong brand identification for its current and proposed products. Diplomat has federal trademark protection for the name Ecology Kids(TM) and historically relied heavily on its right to utilize the Lamaze name in accordance with its now expired distribution agreement with AMI. The Company does not believe that the inability to use the Lamaze name will have an adverse effect on the Company.

         The Company has federal trademark protection to utilize the name "Fresh Air Wear" in connection with the sale of Biobottoms' products and may apply for other trademarks as it deems appropriate. There can be no assurance that the registrations will be issued, or that any registration issued will not be infringed upon by others or that the Company can successfully challenge any alleged infringement. In the event that it became necessary to establish recognition of alternative trademarks, the cost of such development could be substantial, and, as a result, materially adversely affect the Company's business and prospects.

         In November, 1992 the Company acquired the four-year exclusive License to a United States patented thermochromatic process that can be utilized with a diaper cover to indicate wetness and soiling through heat generated color changes. This License was entered into for the purpose of promoting an extension of the Company's diaper cover business and for use in developing a disposable diaper pad product combination, providing the convenience of disposable diapers, while generating significantly less solid waste. Plans to develop the disposable diaper pad product are not being actively pursued at this time.

         The License required that the Company pay fixed annual minimum royalty payments of $50,000 in 1993, $87,500 in 1994, and $100,000 in 1995 and 1996. All
minimum royalty payments required to be paid have been paid through 1995 and the balance of the 1996 payments will be paid by March 31, 1997 . The Company did not exercise its right to extend the License.

Competition

         There are a wide range of catalogs selling infant and childrens' apparel in competition with Biobottoms. These vary from general catalog merchandisers, such as JC Penney to smaller specialty childrens' apparel catalogs. Biobottoms believes it competes primarily with the latter, which group includes: Hanna Anderson, Playclothes, Childrens Wear Digest, Storybook Heirlooms, Wooden Soldier, and Lands End Kids. Companies in the catalog business compete on price, product quality, features, benefits, brand name and customer service. Biobottoms seeks to market a product line that is distinctive from its competitors. Biobottoms also competes with non-mail order childrens' clothing retailers, including specialty stores, department stores, major chains and discount retailers. Gap Kids, Gymboree and other national retailers are also competitors outside the direct mail industry. Although certain of these direct competitors have greater financial and marketing resources, Biobottoms believes that it has been able to be competitive because of its ability to offer quality products, reasonable prices and outstanding customer service.

         The infant and toddler products industries are extremely competitive in the United States and Diplomat faces substantial competition in each of its product lines. The Company competes in a variety of segments within these product categories, including disposable diapers, infant and juvenile furnishings and accessories. Competitive factors include quality, price, style, name recognition and service. Although the Company believes that it can compete favorably in these areas, there can be no assurance thereof.

Item 2.   Properties

Properties and Facilities

         In December 1992, Loshell Realty Corporation ("Loshell"), owner of the real estate and buildings housing the Company's warehouse and distribution facilities located at 25 Kay Fries Drive, Stony Point, New York (the "Facilities"), transferred to the Company a fee interest in the Facilities, subject to purchase money mortgage indebtedness. The Facilities consist of five buildings aggregating approximately 40,000 square feet, located on approximately seven acres. The Facilities had an adjusted basis of $1,984,857 when transferred to the Company. Approximately 6,000 square feet of the Facilities are utilized by the Company's contract manufacturers located at the premises. Sheldon R. Rose, the Company's former President and Chief Executive Officer and his wife are the sole shareholders of Loshell. In connection therewith, the Company assumed purchase money mortgage indebtedness of Loshell aggregating approximately $1,799,000 ($1,101,000 with respect to a first mortgage note due August 2010, bearing interest at an initial rate of $11.75% adjusted every three years, commencing July 1993 (currently 8.375%) and $698,000 with respect to a subordinated mortgage note originally due July 1995 but (extended to January
1997), bearing interest at an initial rate of 11.5% per annum. Mr. Rose and his wife have personally guaranteed payment of the first mortgage, and Mr. Rose and Loshell are co-makers of the subordinated mortgage note. The Company pays approximately $26,000 per month for both mortgage payments and real estate taxes. The Company is currently negotiating the refinancing of the second mortgage.

         Biobottoms leases approximately 17,600 square feet of office space and 15,600 square feet of warehouse space in Petaluma, California. In addition, Biobottoms leases 1,700 square feet of retail space in Petaluma, California. Total fixed monthly payments (exclusive of any applicable common area maintenance charges) currently under these leases is $27,276 and the lease agreements provide for fixed annual increases. The office lease and warehouse leases expire on July 1, 1997. No determination has been made as to whether either or both of these leases will be renewed. These properties are adequate for current planned operations. Other suitable facilities are available at competitive prices and terms. The retail lease for Petaluma renews bi-annually.

Item 3.   Legal Proceedings

         On July 17, 1996, BDO Seidman, LLP commenced an action against Diplomat in the Supreme Court of the State of New York, New York County, to recover accounting fees allegedly due in the amount of approximately $180,000. The Company disputes this claim and intends to defend vigorously this action. In addition, the Company believes that it has a claim against BDO Seidman, LLP for damages in an amount which has not yet been determined. However, should the claimant prevail, the result may have a materially adverse impact on the Company.

         In September 1996, the Company was named as a defendant in an action brought in the Supreme Court of the State of New York, County of Rockland (Richard Tracy and Anne Tracy v. Insulx Product Corporation, Consolidated Rail Corporation, Diplomat Corporation and Bruce M. Smith Contracting Corporation). Mr. Tracy alleges that the defendants negligent maintenance of a railroad crossing adjacent to the Company's property caused him to collide with a train. Mr. Tracy is seeking $10,000,000 in damages for his injuries, and Mrs. Tracy is seeking an additional $1,000,000 in damages for loss of Mr. Tracy's services. The Company and its insurance carrier intend to vigorously defend against these claims. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for the liability has been made in the accompanying financial statements. Additionally, the Company maintains $1,000,000 of insurance coverage which could be applied to any liability posed by this matter.

         On November 20, 1996, a charge of employment discrimination was filed by former employee Marilyn L. Vitale with the Equal Employment Opportunity Commission ("EEOC") (Charge No. 171970094) and the New Jersey Division on Civil Rights alleging violations of Title VII of the Civil Rights Act of 1964 and the Americans with Disabilities Act against Diplomat Corporation. Specifically, Charging Party alleges that Diplomat and certain current and former officers discriminated against her based on her sex, disability and in retaliation for complaining of such discrimination. Charging Party seeks reinstatement and backpay. Potential backpay liability for the period January 29, 1996 to date is $70,000. It is not possible to anticipate a potential damages award. At this time, the EEOC is in the investigatory stage and has yet to make a determination. The Company intends to vigorously defend against Ms.Vitale's claims.

         Other than the above claims, the Company has no notice of any pending or threatened litigation.

Item 4.  Submission of Matters To A Vote Of Security Holders

         During the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders.

                                   PART  II

Item 5.  Market for the Company's Common Stock and Warrants

         As of the date hereof, the Company has outstanding its Common Stock $.0001 par value ("Common Stock") and Warrants to purchase its Common Stock ("Warrants"). The principal market for the Common Stock and Warrants is the NASDAQ Small Cap Market ("NASDAQ") under the symbols of DIPL and DIPLW, respectively. The following table sets forth the closing high and low bid prices for the Common Stock and Warrants for each calendar quarter. The prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions. NASDAQ quotations do not assume that the market for the Company's securities will be sustained.

                                  Common Stock

                                                              Bid                       Warrants
                                                              ---                       --------
For Fiscal Year Ending
December 30, 1995                           High              Low               High             Low
-----------------                           ----              ---               ----             ---
First Quarter                               5 _               2 _               3 _              3/4
Second Quarter                              3 1/4             1 1/4               _              _
Third Quarter                               3 3/4             1 3/16            1 _              1/2
Fourth Quarter                              3 11/16           1 _               1 1/16           1/4

1996
----
First Quarter                               2 1/16            1 _                 1/2            1/4
Second Quarter                              1 _               1 _                 _              3/16
Third Quarter                               2                   29/32             1/4            1/16



         The Common Stock and Warrants commenced trading on NASDAQ on November 4, 1993.

         The Company believes that there are approximately 2,200 beneficial owners of each of its securities.

                                DIVIDEND POLICY

         The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company. There can be no assurance that the Company will ever pay cash dividends pursuant to the Company's credit agreement with its commercial lender and the terms of indebtedness incurred in connection with the acquisition of Biobottoms.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to Twelve Months Ended December 30, 1995 (The Company has changed its fiscal period to September 30, 1996)

NET SALES

         Consolidated net sales for the Nine Month Period ended September 30, 1996 ("1996 Period") increased approximately $7,921,000 or 70% from the year ended December 30, 1995 ("1995 Period") primarily as a result of the Biobottoms sales of $11,774,000 from the date of acquisition, February 9, 1996. Sales of Diplomat decreased 33% for the period. The lower sales in 1996 were also impacted significantly by an adverse retailing environment that has continued from the last quarter of 1995.

         Consolidated cost of sales were 69% of net sales in 1996 and 61% in 1995. The increase in cost of sales of $6,422,000 in 1996 included $5,942,000 from Biobottoms. Cost of sales of Diplomat increased 7% in 1996 although sales decreased 33% primarily from a writedown of inventory from its restructuring.

         For the 1996 Period, Toys 'R Us and Wal-Mart represented 11% and 40% respectively, of the Diplomat sales as compared to 23% and 36% in 1995.

OPERATING EXPENSES


         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses, increased approximately $5,977,000 from 1995 to 1996 primarily from $6,917,000 of Biobottoms operating expenses. Consolidated operating expenses were 55% of net sales in 1996 and 41% in 1995. There was a reduction of licensing fees in 1996 because of lower sales.

         Interest expense increased $302,000 in 1996 compared to 1995 as a result of Diplomat's increased borrowing at higher interest rates which include $245,000 of interest in connection with the acquisition of Biobottoms.

         The Company restructured its Stony Point, New York operations by eliminating several of its unprofitable retail lines and downsizing its distribution facility. The Company intends to focus its Stony Point operations on its traditional core business. The restructuring expenses total approximately $1,739,000 for the period ended September 30, 1996.

         The net loss for the 1996 period was $7,225,000 as compared to a net loss of $721,000 for the 1995 period. Significantly lower sales of Diplomat during 1996, without corresponding reductions in operating expenses and additional interest expenses from the acquisition were the principal components for the loss in 1996, in addition to the restructuring expenses. Biobottoms had a net loss of $1,150,000 from the date of acquisition.

         The following summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to the amortization of goodwill and increased interest expense on the acquisition debt.

                                                      Nine Months                        Pro-Forma
                                                         Ended                       Nine Months Ended
                                                  September 30, 1996                 September 30, 1995
                                                 -------------------                 ------------------
Net Sales                                            $19,222,801                         $20,180,355
Cost of Goods Sold                                    13,334,588                          10,569,150
                                                     -----------                         -----------
Gross Profit                                           5,888,213                           9,611,205
                                                     -----------                         -----------
Selling, General & Administrative Expenses            10,589,561                           9,179,201
Restructuring Expense                                  1,738,975
                                                     -----------                         -----------
Operating Income(Loss)                                (6,440,323)                            432,004
Interest Expense                                         784,577                             933,895
                                                     -----------

Loss before Income Taxes                              (7,224,900)                           (501,891)

Income Taxes (benefit)                                       -0-                            (173,072)
                                                    -------------                          ---------
Net Loss                                            $ (7,224,900)                          $(328,819)

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

NET SALES

         Consolidated Net Sales for the Nine Month Period ended September 30, 1996 ("1996 Period") decreased approximately $958,000 from the Nine Month Period ended September 30, 1995 ("1995 Period") primarily as a result of lower sales of Diplomat for the period. The lower sales in 1996 were impacted significantly by an adverse retailing environment that has continued from the last quarter of 1995. The sales of Diplomat decreased 24% and the sales of Biobottoms increased 16% from 1995 to 1996.

         Consolidated cost of sales were 69% of net sales in 1996 and 52% in 1995. Cost of sales of Diplomat increased 32% primarily from a writedown of inventory from its restructuring.

Cost of sales of Biobottoms increased 16% as a result of an increase in sales.

         For the 1996 period, Toys "R" Us and Wal-Mart represented 11% and 40% respectively of the Diplomat sales as compared to 32% and 22% in 1995.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses, increased $1,410,000 from 1995 to 1996. The increase resulted primarily from increased catalog expenses of Biobottoms. The operating expenses of Diplomat increased by a minor amount from 1995 to 1996. Consolidated operating expenses were 55% of net sales in 1996 and 45% in 1995.

         The Company restructured its Stony Point, New York operations by eliminating several of its unprofitable retail lines and downsizing its distribution facility. The Company intends to focus its Stony Point operations on its traditional core business. The restructuring expenses total approximately $1,739,000 for the period ended September 30, 1996.

         Interest expenses decreased $141,000 in 1996 as a result of Biobottoms decreased borrowing at lower rates.

         The net loss for the 1996 period was $7,225,000 as compared to a net loss of $329,000 for the 1995 period. Significantly lower sales of Diplomat during 1996, without corresponding reductions in operating expenses and additional interest expenses from the acquisition were the principal components for the loss in 1996, in addition to the restructuring expenses.

Results of Operations

Fiscal Year Ended December 30, 1995 Compared to Fiscal Year Ended December 31, 1994

Net Sales

         Net Sales for the year ended December 30, 1995 ("Fiscal 1995" or "1995") increased approximately $1,023,000 or 10% from year ended December 31, 1994 ("Fiscal 1994" or "1994").

         The 1995 period was favorably impacted by the market acceptance and resulting sales of the Lamaze Layette Program.

         Cost of sales were 61% of net sales in 1995 and 57% in 1994. During the fourth quarter of 1995, the Company reserved $160,000 for slow moving inventory of layette products.

         Form the year 1995, Toys 'R Us and Wal-Mart represented 23% and 36%, respectively, of the Company's sales compared to 28% and 34% in 1994.

Operating Expenses

         Operating expenses as a percentage of sales decreased from 45% in 1994 to 41% in 1995.

         Operating expenses, which include selling, general, administrative warehouse and distribution expenses, increased by approximately 1% from 1994 to 1995. With the introduction of the new product line in 1994, there was an increase of approximately $322,000 for license fees associated with these products. Payroll and consulting fees increased approximately $178,000 from 1994 to 1995. There was a reduction of travel and entertainment of approximately $39,000, advertising and promotion of approximately $331,000, and commissions of $36,000. A reserve of $100,000 was established in the fourth quarter in connection with a barter transaction entered into in 1993.

         Interest expenses increased $79,000 as a result of increased borrowing at higher interest rates in 1995 compared to 1994.

         The Company has net operating loss carry forwards which are available to offset future taxable income.

         Net loss for Fiscal 1995 was $720,878 as compared to $439,459 for the comparable period in 1994. Significantly lower sales during the fourth quarter of the fiscal years 1995 and 1994, with lower reductions in operating expenses were the principal components for the loss reported for such periods. Sales during the fourth quarter have historically been lower than other periods. The lower sales in the fourth quarter of Fiscal 1995 (approximately $1,353,000) as compared to Fiscal 1994 (approximately $1,766,000) were also impacted significantly by an adverse retailing environment that has continued in 1996. The resulting net loss for the fourth quarter of 1995 increased approximately $496,000, from $730,000 in 1994 to $1,226,000 in 1995, an increase of approximately 68%.

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

         In April 1994, the Company entered into an agreement with Congress providing the Company with a maximum $3,000,000 secured line of credit to be used for loans and trade letters of credit. The loan are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends. Additionally, the Company is required to maintain a minimum of $3,500,000 in stockholders' equity and a minimum of $4,500,000 of working capital (excluding the Congress loan and certain subordinated debt). At September 30, 1997, the Company was not in compliance with these financial covenants, however Congress continued to extend the Company credit the under the terms of the original agreement. On February 25, the violations were waived by Congress, and the Company and Congress agreed on revised financial covenants. Under the revised agreement, the stockholders' equity and working capital minimums (excluding the Congress loan and certain subordinated debt) were reduced to (750,000) and 500,000, respectively. Under the agreement the minimums shall be increased during the fiscal year ending September 30, 1997 to (250,000) and 1,500,000, respectively. The Company expects to be in compliance with the revised financial covenants at each measurement date.

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

         In connection with that amendment, Robert Rubin, a director and principal stockholder of the Company, furnished the lender with a personal limited guarantee up to a maximum liability of $375,000, pertaining to loans made based upon eligible inventory. In connection with the initial Congress transaction, the Company borrowed from Robert Rubin $590,000 on a secured term loan basis, subordinated to Congress Financial, in order to repay in full its then existing outstanding principal indebtedness to Citibank, N.A. Such Citibank facility in the initial principal amount of $650,000, was established in June, 1993, secured by certain assets of the Company and a shareholder guaranty from Mr. Rubin. The loan from Mr. Rubin is repayable with interest at the prime rate plus 1 1/2%, with required principal payment amortization identical to the terms applicable to the Citibank loan terms. Accordingly, the Company made principal payments of $120,000 in 1994, $120,000 in 1995, $175.000 in 1996 and will be required to make payments of $174,800 in 1997.

         The balance of this debt was converted into Preferred Stock in September, 1996.

         In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to the former Biobottoms stockholders, Mr. Rubin and American United Global. The American United Global loan was paid in May, 1996.

Under the Deferred Payment Note, $750,000 was due August 9, 1996, $375,000 was due November 9, 1996 and $375,000 is due August 9, 1997 together with interest. The August and November 1996 payments have not been made. On December 9, 1996, the holders of these notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after giving notice before taking notice before taking further action in the collection of these notes. On February 25, 1997, the holders of these notes agreed not to initiate or enforce an action prior to December 31, 1997. In connection with obtaining this agreement, Diplomat agreed to pay the holders of the Deferred Payments Notes ten installments of $5,000 to be applied against the Deferred Payment Notes commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for repayment of the remaining balance due on the Deferred Payment Notes. Should the Company fail to raise enough funds for repayment, it has agreed to repay the Biobottoms shareholders additional payments of $50,000 on July 1, 1997 amd $100,000 on December 15, 1997 to be applied against the Deferred Payment Notes.

         Effective September 30, 1996, Robert Rubin, a director and principal stockholder of the Company, agreed to convert an aggregate of $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock, which pay an annual dividend of 9% based on per share liquidation value.

         The Company issued Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and making additional loans to the Company in the aggregate amount of $600,000. As of September 30, 1996, the 600,000 loan was converted into 60,000 shares of Series C Preferred Stock, which pay an annual dividend of 9% based on per share liquidation value.

         The promissory notes made in connection with the merger are referred to hereinafter as the Deferred Payment.

         In connection with the February 9, 1996 closing or the Biobottoms acquisition (the "Closing"), Biobottoms established an inventory based credit facility with Congress Financial Corporation, the Company's principal lender, secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company (the Biobottoms Congress Loan Facility"). The maximum credit available under the facility is $2,000,000 and on the date of Closing $848,531 was available and borrowed.

         The Biobottoms/Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the "Prime Rate") plus 2%. At September 30, 1997, the Biobottoms was not in compliance with certain covenants of the loan agreement, however Congress continued to extend Biobottoms credit the terms of the original agreement. On February 24, the violations were waived by Congress, and Congress and the Company agreed on revised financial covenants for the remainder of the Company's fiscal year ending September 30, 1997. The Company expects to be in compliance with the revised financial covenants at each measurement date.

         Simultaneously with the Closing, the Company and Biobottoms also entered into a loan and subordinated security agreement with Robert M. Rubin (a director and principal stockholder of the Company) and American United Global, Inc. ("American United") (a corporation of which Mr. Rubin is an officer, director and principal stockholder) pursuant to which the Company borrowed from Mr. Rubin (the "Rubin Loan") and the Company borrowed from American United (the "American United Loan") (collectively the "Rubin/American United Loans") $2,353,100 and $450,000 respectively. The amounts represented by the Rubin Loan were converted into Preferred Stock in September, 1996.

         The American United loan to the Company provided for additional working capital. Repayment of these loans was secured by a first priority security interest in the capital stock of Biobottoms owned by the Company and a junior security interest in substantially all of the assets of the Company and Biobottoms, other than real estate, Biobottoms guaranteed the indebtedness of the Company to American United and Biobottoms guaranteed the indebtedness of the Company to Mr. Rubin. The interest on these loans is payable monthly at the Prime Rate plus 2%, the same rate charged by Congress Financial Corporation, subject to the Intercreditor Agreement (defined below).


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

         Proceeds from the Congress loan and the Rubin/American United Loans were used on February 9, 1996 or remained otherwise available as of that date as follows:


             Payment at Closing of Biobottoms'
             Institutional Secured Lender.......................$1,448,025

             Cash portion of Biobottoms Purchase
             Price...............................................1,000,000

             Loan Costs and Legal Fees..............................96,690

             Available Working Capital...........................1,103,816

         At the time that the Biobottoms acquisition was completed, additional equity financing was contemplated to fund the scheduled payments of the acquisition debt and working capital requirements for the Diplomat and Biobottoms businesses. Such financing was not secured within the time constraints contemplated by the management of the Company. As a result, the acquisition debt was not paid when due. In addition, the Company is experiencing severe working capital shortages and requires additional capital resources to fund its existing operations. Under Diplomat's and Biobottoms' lending facilities with Congress Financial, the Company has borrowed the maximum amounts available under the loan formula as of the date hereof and there is no unused loan availability. The Company is pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to existing stockholders. The failure to secure additional working capital and funds to pay the Biobottoms acquisition debt will materially adversely affect the business and financial condition of the Company. Insufficient working capital may require the Company to reduce operations significantly.

         In July 1995, the Company, in connection with a financial consulting agreement, issued to Boulder Enterprises, Inc., Class B, Class C and Class D Warrants, each exercisable for 500,000 shares of common stock, at $1.37, $1.00 and $3.00 per share, respectively.

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

                                   PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The Directors, Executive Officers and Key Employees of the Company are as follows:

                  Name                               Age                        Position
                  ----                               ---                        --------
Robert M. Rubin                                      56                         Chairman of the Board
                                                                                   and Director

Jonathan Rosenberg                                   36                         President, Chief Executive
                                                                                   Officer and Director

Stuart A. Leiderman                                  52                         Executive Vice President of
                                                                                   Sales & Marketing and
                                                                                   Director

Edward E. Hinds                                      69                         Director

Irwin Oringer                                        60                         Chief Accounting Officer
                                                                                   and Controller

Howard Katz                                          55                         Director

         Jonathan Rosenberg was appointed to the Board of Directors in July 1995, to fill the vacancy created by the resignation of Felice F. Mischel. Since 1993, Mr. Rosenberg served as an independent consultant to the Company, providing advice in the operations and finance areas and in long-term strategic planning. From 1987 until 1993, he was President and Chief Operating Officer of Servtex International, Inc., a New York based company engaged in international sourcing of imports and manufacturing activities on an agency basis for textile related products.

         Stuart A. Leiderman has served as Executive Vice President of Sales and Marketing since July 1989, and has been a Director of the Company since June, 1992. From 1985 to 1989, Mr. Leiderman was a Divisional Vice President for Hasbro, Inc., Playskool Baby Division, a company engaged primarily in the development, sales and marketing of toys.

         Robert M. Rubin has served as a Director of the Company since June, 1992. Since December 5, 1995, Mr. Rubin has been a Director of Help at Home, Inc., a public company engaged in the business of providing homemaker and general housekeeping services to elderly and disabled persons at home. Since June 1994, Mr. Rubin has been a Director of Kaye Kotts Associates, Inc., a public company that provides representation for delinquent tax payers before tax authorities. In October 1996, Mr. Rubin became a director of Med-Emerg International Inc., an operator of nursing homes and related healthcare services. Currently, Mr. Rubin is also a director of Arzan International, an Israeli food distributor.

         Mr. Rubin has served as the Chairman of the Board of Directors of Western Power and Equipment Corporation ("WPEC"), a construction equipment distributor, since November 20, 1992. Between November 20, 1992 and March 7 1993, Mr. Rubin served as Chief Executive Officer of WPEC. Between October, 1990 and January 1, 1994 Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global Inc., a telecommunications and software company ("AUGI") and since January 1, 1994, solely as Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May, 1986 and continued as a Director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was formerly a Director and Vice Chairman, and is a minority stockholder of American Complex Care, Incorporated ("ACCI"), a public company which provided on-site health care services, including intradermal infusion therapies. In April 1995, the principal operating subsidiaries of ACCI petitioned in the Circuit Court of Broward County, Florida for an assignment for the benefit of creditors. Mr. Rubin is also a Director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics, and Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems. Mr. Rubin is also Chairman, Chief Executive Officer and a Director and a principal stockholder of ERD Waste Corp., a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste.

         Edward E. Hinds was appointed to the Board of Directors in March, 1994. He is the retired Executive Vice President, Chief Operating Officer of Gerber Childrens Wear, a division of Gerber Products, Inc., having served in that capacity from 1986 - 1987.

         Irwin Oringer, a Certified Public Accountant, has been Chief Accounting Officer and Controller of the Company since September, 1992. From October 1991, until he joined the Company in September 1992, Mr. Oringer was Corporate Controller of Trans-National Trade Development Corporation, a company engaged in the business of importing diversified consumer products.

         From 1988 to October, 1991 he held a variety of financial management positions with subsidiaries of Kenrich, Inc., a holding company for its business engaged in the wire and cable business. In February, 1991 Kenrich and its subsidiaries filed a petition under Chapter 11 of the Federal bankruptcy laws and was subsequently liquidated.

         Howard Katz has been a Director of the Company since October, 1996. Mr. Katz has been Executive Vice President of American United Global, Incorporated since April 15, 1996. From December, 1995 through April 15, 1996 Mr. Katz was a consultant for, and from January, 1994 through December, 1995 he held various executive positions, including Chief Financial Officer from December, 1994 through December, 1995 with National Fiber Network (a fiber optics telecommunications company). From January, 1991 through December, 1993 Mr. Katz was the President of Katlaw Construction Corporation, a company that provides general contractor services to foreign embassies and foreign missions located in the United States. Prior to joining Katlaw Construction Corp., Mr. Katz was employed as a management consultant by Coopers and Lybrand, LLP and as a divisional controller for several large public companies.

         Directors of the Company are elected for one year terms or until their successors are elected, and officers serve at the pleasure of the Board of Directors.

Item 10.  Executive Compensation

         The following table sets forth a summary of the compensation paid to or accrued by the Company during the fiscal period ended September 30, 1996 to the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company.

determined as of the end of the last fiscal year.

         Name                                                 Annual
          and                                                 Compensation(1)           Restricted
   Principal Position               Year                      Salary                    Stock Award
   ------------------               ----                      ------                    -----------
Sheldon R. Rose                     9/30/96                    $159,375
Chief Executive Officer             1995                        191,047
(Resigned 11/96)                    1994                        193,370(2)


Jonathan Rosenberg                  9/30/96                   $130,804
Chief Executive Officer

(Elected 11/96)

Stuart Leiderman                    9/30/96                   $ 112,500
Executive Vice President            1995                        139,334               68,000(3)
                                    1994                        143,654

Robert M. Rubin                     9/30/96                   $  87,791
Consultant                          1995                        109,708
                                    1994                        119,712


(1) The Company did not issue any bonuses, other annual compensation, stock appreciation rights or long term incentive plan payouts to any of the named individuals in the Summary Compensation Table.

(2) The $193,370 represents approximately four months of Mr. Rose being paid at the rate of $175,000 per annum and eight months of being paid at $212,500 per annum.

(3) In April 1993, Sheldon Rose and Lola Rose transferred 40,733 shares of Common Stock to Stuart Leiderman. Because Sheldon Rose and Lola Rose are controlling shareholders of the Company, such stock is deemed returned to the Company and issued from the Company to Stuart Leiderman.

         The value given this stock was $1.66 per share which was derived from taking 50% of the effective IPO price of the Common Stock. Based upon the last reported bid price for the Company's Common Stock on December 31, 1996 and without consideration of any discount to market based upon applicable restrictions applicable to these "restricted shares" of Common Stock, the fair market value of such shares is approximately $20,360. The last reported bid price for the Company's Common Stock was $1.00.

         In January 1996, Jonathan Rosenberg, a director of the Company, became a full time employee of the Company, serving with the title of chief operating officer. His compensation on an annualized basis is $175,000. In addition to benefits generally available to senior level employees of the Company, he receives an automobile allowance of $750 per month. In connection with his employment, he was granted 75,000 incentive stock options , having an exercise price of $1.50 per share, exercisable over a five (5) year period, 15,000 shares per year.

                    OPTIONS/SAR  GRANTS IN LAST FISCAL YEAR



                                                                         Potential
                                                                         Realizable
                                                                         Value at
                                                                         Assumed
                                                                         Annual Rates of     Alternative (f)
                                                                         Stock Price         and (g); Grant
                                             Individual Grants           Appreciation for    Date Value
                                                                         Option Term

                                   Percent of
                  Number of        Total
                  Securities       Options/SARS
                  underlying       Granted to         Exercise of                                           Grant Date
                  option/SARs      Employees in       Base Price     Expiration                             Present Value$
Name              Granted (#)      Fiscal Year        ($/Sh)         Date            5%        10% ($)      (h)
(a)                 (b)             (c)                 (d)          (e)             (f)       (g)
-------------------------------------------------------------------------------------------------------------------------------
Jonathan          75,000           100%               $1.50          2001
Rosenberg
-------------------------------------------------------------------------------------------------------------------------------

===============================================================================================================================

         In September 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz & Curtin,LLP ("GSK&C") which provided the GSK&C will provide certain legal and consulting services to the Company over an extended period of time. As compensation for its services, certain individual members of the firm received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share.

Employment and Related Agreements

         Sheldon R. Rose was employed under a three-year employment agreement commencing on or about November 4, 1993, pursuant to which he was paid a base salary of $175,000 per annum and was entitled to an annual cash bonus, based upon the Company's reported pre-tax income from operations. In April 1994 the Board of Directors approved a $37,500 increase to Mr. Rose's employment agreement. No bonuses have been paid to Mr. Rose in the preceding three years. In November 1996, the Company entered into a termination agreement with Mr. Rose. The termination agreement provides for the cancellation of Mr. Rose's agreement with the Company and his resignation as a Director of the Company.


         The agreement provides that the Company will pay Mr. Rose an aggregate of $70,833.33 over a four month period as severance pay. As part of the agreement, the Company and certain of its affiliates will either purchase or cause to be purchased an aggregate of 1,019,000 shares of the Company's Common Stock for an aggregate of $475,000.

         Stuart A Leiderman was employed under a three-year employment agreement commencing on or about November 4, 1993, pursuant to which he is paid a base salary of $150,000 per annum and is entitled to an annual bonus as determined by the Board of Directors. No bonuses have been paid to Mr. Leiderman in the three preceding fiscal years. The Company also provides and maintains an automobile for Mr. Leiderman. Although the employment agreement has expired, Mr. Leiderman is currently employed under the same terms.

         In January 1994, the Company entered into a three year financial consulting agreement with Robert M. Rubin, a director and principal stockholder of the Company, pursuant to which he is paid $125,000 per annum. In September 1996, this agreement was extended until December 31, 1998.

         In March 1994, the Company entered into a consulting agreement with Francine H. Nichols to render consulting services pertaining to the development and promotion of new products to be manufactured, marketed or distributed by the Company, which may include the development of educational and developmental toy products not presently developed by the Company. In order to assist the Company in the implementation of its marketing and product promotion strategies, she will prepare written educational editorial material relating to infant and child care to be included with or printed on packaging of Company products, and for pamphlets and similar materials to be distributed by the Company with its products. The agreement provides for a term expiring December 31, 1996 and provides that the Company will pay Ms. Nichols a consulting fee in the amount of 1% of net sales (as defined in the agreement) of products sold, marketed or distributed by the Company with the trademark "Lamaze From AMI" or any variation thereof. The maximum consulting fee in any year may not exceed $200,000.
The contract was not extended beyond its expiration date.

         In September 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz & Curtin,LLP ("GSK&C) which provided that GSK&C will provide certain legal and consulting services to the Company over an extended period of time.

         As compensation for its services, certain individual members of GSK&C received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share.


Stock Option Plan

         The Diplomat Corporation Stock Option Plan("Stock Option Plan") provides for the issuance of up to 200,000 shares of Common Stock upon exercise of incentive stock options and is intended to qualify under Section 422 of the Internal Revenue Service Code of 1986, as amended ("Code").

         The Stock Option Plan may be administered by the Board of Directors or by a stock option committee of the Board of Directors (the "Committee'). Incentive stock options are granted under the Stock Option Plan to employees generally on the basis of the recipient's responsibilities and the achievement of performance objectives. Subject to the limitations set forth in the Stock Option Plan, the Board or the Committee has the authority to determine when the options may be exercised and vest. Under the Plan, the per share exercise price may not be less than the greater of 100% of the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the per share exercise price must be at least 110% of the fair market value on the date of grant and the term may not be longer than five years. As of this date, the Company has issued an aggregate of 150,000 Stock Options, exercisable at $1.50 per share, to four persons, two of whom is an officers and directors of the Company.

         The Company also established in August 1996, a non-qualified stock option plan providing for the issuance of up to 1,500,000 shares of Common Stock to its directors, officers, key employees and consultants.

         To date, the Company has granted directors, officers and key employees an aggregate of 150,000 incentive and non-qualified stock options, at an exercise price of $1.50 per share, and 500,000 non-qualified stock options to consultants of the Company, at an exercise price of $.95 per share. Future grants could have an adverse affect on the market price of the Company's securities.

         In November 1996, the Company adopted an Incentive Stock Option Plan (the "1996 Plan") pursuant to which options to purchase a maximum of 1,500,000 shares of Common Stock of the Company (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. As of the date hereof, 985,000 of such options have been granted at an exercise price of $1.00. The options to be granted under the 1996 Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part time employees of the Company, and non-employee directors, consultants and advisors and other persons who perform significant service for or on behalf of the Company, may be granted incentive stock options. Officers and directors who currently own more than 5% of the issued and outstanding stock are not eligible to participate in the plan.

         The 1996 Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years from the date of grant, depending upon the specific option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock at the time of the grant.

Employee Pension Plan

         In 1985, the Company instituted a pension plan (the "Pension Plan"), which is a defined benefit pension plan maintained for all employees. Benefits are payable based on 60% of average compensation for the three highest paid consecutive years of service, reduced for less than 29 years of service retirement. The Pension Plan is funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and does not require employee contributions. Full vesting occurs immediately upon joining the Plan. As of the date of this Prospectus, Sheldon R. Rose and Stuart A. Leiderman have accrued 22 and 5 years, respectively, of service under the Pension Plan. As of February 1993, the plan was curtailed and no additional pension benefits will accrue.

         The following table represents the benefits payable to an employee at age 62, based on renumeration and years of service.

=======================================================================================================================
Remuneration                                                  Years of Service
=======================================================================================================================
                        15                  20                    25                    30                    35
                        --                  --                    --                    --                    --
$25,000                 $7,759              $10,345               $12,931               $15,000               $15,000

$50,000                 15,517              20,690                25,862                30,000                30,000

$75,000                 23,276              31,034                38,793                45,000                45,000

$100,000                31,034              41,379                51,724                60,000                60,000


$125,000                38,793              51,724                64,655                75,000                75,000

$150,000                46,552              62,069                66,586                90,000                90,000

$175,000                54,310              72,414                90,517                105,000               105,000

$200,000                62,069              62,759                103,448               120,000               120,000
and above
=======================================================================================================================


Limitation on Liability of Director

         As permitted by Delaware law, the Company's Certificate of Incorporation contains an article limiting the personal liability of directors. The Certificate of Incorporation provides that a director of the Company shall not be personally liable for any damages from any breach of fiduciary duty as a director, except for liability based on a judgement or other final adjudication adverse to him establishing that his acts or omissions were committed in bad faith, or the result of active or deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained a financial profit or other advantage to which he was not legally entitled. This article is intended to afford directors additional protection and limit their potential liability from suits alleging breach of the duty of care. The Company believes this article may assist it in securing services of directors who are not employees of the Company. As a result of the inclusion of such a provision, holders of the Common Stock may be unable to recover monetary damages against directors for actions taken by them which constitute negligence or gross negligence in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available for any particular use, holders of the Common Stock may not have an effective remedy against the challenged conduct.

         The Company's Certificate of Incorporation and Bylaws also provide for indemnification of all officers and directors of the Company to the fullest extent permitted by law. In addition, Messrs. Rose and Leiderman have been entitled to such indemnification pursuant to their respective employment agreements with the Company.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the

"Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11.   Security Ownership of Certain Beneficial Owners and Management


                                                                       Percentage
                                                  Number of Shares (1)             Beneficially Owned
Boulder Enterprises, Inc.(2)                             1,000,000                           18.20%

Robert M. Rubin (3)(6)(9)                                2,483,000                           37.83%

Sheldon R. Rose (4)(10)                                    821,000                           15.54%

Lola Rose (4)                                              801,000                           15.28%

Stuart  A. Leiderman(3)                                    168,000                            3.36%

Jonathan Rosenberg(3)(5)                                    95,000                            1.87%

Edward E. Hinds(3)                                           1,000                             *

Gersten, Savage, Kaplowitz
   & Curtin, LLP                                           500,000                            9.10%

Howard Katz(8)                                                0                                  0

All officer and directors
   as a group (5 persons)                                2,747,000                           41.26%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to options, or warrants currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of any other person.

(2) 500,00 shares are owned and 500,000 represents shares of Common Stock underlying Class C Warrants, entitling the holders of each class to acquire 500,000 shares of Common Stock exercisable at $2.50 per share. Boulder Enterprises, Inc. maintains a business address at 140 Euclid Avenue, Suite 4E, Hackensack, New Jersey and its sole officer, director and stockholder is Stuart Jacobson.

(3) The business address of such person is c/o Diplomat Corporation, 25 Kay Fries Drive, Stony Point, New York 10980.

(4) Lola Rose is the wife of Sheldon Rose. Each of them disclaim beneficial ownership in shares owned by the other. Their address is 70 Tranquility Road, Wesley Hills, NY 10901.

(5) 95,000 shares are issuable upon exercise of currently exercisable options.

(6) Of such shares, 1,000,000 (not presently outstanding) are issuable upon conversion of 100,000 shares of the Company's non-voting Series A Preferred Stock that were issued in connection with a loan made by Mr. Rubin to the Company in February 1996. Mr. Rubin also owns an aggregate of 290,000 shares of Series B Preferred Stock which provide for certain conversion rights and entitle him to 2,900,000 votes, which are not included in the calculation.

(7) The business address of the firm is 101 East 52nd Street, New York, New York 10022. The shares are owned by three individual partners of the law firm who may be deemed to be acting as a group.

(8) Does not include shares underlying 75,000 options, which are not yet exercisable issued to Mr. Katz pursuant to the 1996 Stock Option Plan.

(9) 20,000 Shares are issuable upon exercise of currently exercisable options.

(10) 20,000 Shares are issuable upon exercise of currently exercisable options.


Item 12.   Certain Relationships and Related Transactions

         In April 1994, the Company entered into an agreement with Congress Financial Corporation providing the Company with a $3.0 million secured line of credit to be used for loans and trade letters of credit (the "Agreement"). The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two percent above the prime rate announced by Philadelphia National Bank.

         Under the terms of the Agreement, the Company may borrow up to 85% of the amount of eligible accounts receivable(as defined in the Agreement), not to exceed the maximum credit. At the present time, the Company is fully utilizing its line of credit. On February 9, 1996, the date of closing of the purchase of Biobottoms by Diplomat, Congress entered into a loan and security agreement with Biobottoms providing for a line of credit of $2.0 million limited to 45% of eligible inventory (as defined in the Agreement).

         In April 1994 and in connection with the Congress agreement, the Company borrowed from Mr. Rubin, $590,000 on a secured term loan basis, subordinated to Congress, in order to repay in full its then existing outstanding principal indebtedness to Citibank, N.A. Such Citibank facility in the initial principal amount of $650,000 was established in June, 1993, secured by certain assets of the Company and a shareholder guaranty by Mr. Rubin. The loan from Mr. Rubin was repayable with interest at the prime rate plus 1%, with required principal payment amortization identical to the terms applicable to the Citibank loan terms. Accordingly, the Company was required to make principal payments on the loan from Mr. Rubin of $120,000 in 1994, $120,000 in 1995, $120,000 in 1996 and the balance in 1997.

         At September 30, 1996 the currently outstanding balance of $310,000 was converted into preferred stock. Initial borrowings from Congress in the amount of $1,065,192 were used to repay indebtedness to the American Insured Receivables Fund, the Company's former asset based lender. In February 1995, the Agreement was amended to adjust the formula used to determine the amount available for revolving loans by including therein an amount based upon eligible inventory not to exceed $750,000. In connection with this amendment, Robert Rubin, a director and principal stockholder of the Company, furnished the lender with a personal limited guaranty up to a maximum liability of $375,000, pertaining to loans made based upon eligible inventory.

         The Company employed Mr. Rose's brother-in-law as director of purchasing and human resources with an annual salary of $75,000 until February 1995. Subsequent to that date and until his termination in October 1996, he has been employed as a consultant at the rate of $19,365 for the 1996 period. The Company also employed five (5) other members of Mr. Rose's immediate family and during the nine months ended September 30, 1996 they were paid aggregate salaries of approximately $135,000. Such persons include Lola Rose, Mr. Rose's wife, a principal stockholder of the Company. The Company believes that the terms of such employment were no less favorable than would have been obtained from unrelated parties. At the present time, only one family member remains employed.

         In January 1994, the Company entered into a three year financial consulting agreement with Robert M. Rubin, a director and principal stockholder of the Company, providing for the payment to him of $125,000 per annum. Mr. Rubin consults with the Company on financial management and long term planning matters, including consideration of acquisitions. The term of the agreement was extended to December 31, 1998 in consideration of Mr. Rubin's subordinated loan to the Company made in connection with the credit agreement described above.

         In July 1995, the Company granted each of Sheldon R. Rose and Robert M. Rubin, options to purchase 20,000 shares of the Company's common stock at an exercise price of $1.50 per share, exercisable over a five year term expiring July 14, 2000. The common shares underlying such options were included in a registration statement that became effective in March 1995. As of the date hereof, none of such stock options were exercised.

         In connection with the February 1996 loan by Robert M. Rubin of $2,353,100, the Company issued Mr. Rubin 100,000 shares of its Series A Preferred Stock, convertible into 1,000,000 shares of common stock at the option of Mr. Rubin. The holder of such shares of preferred stock will have the right subject to a subordination and intercreditor agreement by and among Congress, Robert Rubin, American United Global, Inc. and Joan Cooper and Anita Dimondstein as Agents, during any period during which there shall be a n Event of Default under the Rubin/American United Loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. Such right of designation will continue during the duration of any such Event of Default. The Company has agreed at its sole cost and expense to include the common shares issuable upon conversion of the shares in any registration filed with the Securities and Exchange Commission by the Company within six months of the date of the issue. In the absence of such filing, the Company has agreed, at its sole cost and expense and upon the request of Mr. Rubin, to file and use its best efforts to effect a registration of such shares within three (3) months of his written request.

         The shares of common stock issuable upon conversion of the preferred stock issued to Mr. Rubin will also be subject to a voting agreement by and between Mr. Rubin ( or any transferees of such shares) Sheldon R. Rose and Lola Rose, The President, a director and a principal shareholder of the Company and his spouse, respectively, providing that such common shares shall be voted in the proportion that such shares bear to the number of shares of common stock owned by such persons, it being the intention of the parties that the issuance of such common shares not change proportionate voting powers of such persons.

         Effective September 30, 1996, Robert Rubin, a director and principal stockholder of the Company, agreed to convert an aggregate of $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock. The Company issued Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and providing additional capital to the Company in the aggregate amount of $600,000. The Series B Preferred Stock pays an annual dividend of 9%, based on the per Share liquidation value. In the event that the dividend, which is payable monthly, is not paid, Mr. Rubin shall be entitled to an additional 100,000 Shares of Common Stock for each month that the dividend is not paid.

         As of September 30, 1996, the $600,000 loan was converted into 60,000

Shares of Series C Preferred Stock. The Series C Preferred Stock, which has a liquidation value of $10.00 per Share is convertible into Common Stock at 75% of the current market price based on the average closing price for the Common Stock for the 10 days preceding the conversion. Each share of Series C Preferred Stock entitles the holder to 10 votes per share. The Series C Preferred Stock pays an annual dividend of 9%, based on the per Share liquidation value. In the event that the dividend, which is payable monthly, is not paid, Mr. Rubin shall be entitled to an additional 100,000 Shares of Common Stock for each month that the dividend is not paid.

Item 13.      Exhibits, Lists and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B).

Exhibit
   No.                              Description
   ---                              -----------
3a.               Certificate of Incorporation, as amended*

3b                By-laws, amended*

3d                Amendment to Certificate of Incorporation*

4a                Form of Common Stock Certificate*

4b Form of Warrant Agency Agreement between the Registrant and North American Transfer Company*

4c                Revised form of Unit Purchase Option*

4d                Common Stock Purchase Warrant*

4e                Form of Class B Warrant***

4f                Form of Class C Warrant***

4g                Form of Class D Warrant***

4h                Certificate of Designation of Class B of Class C Preferred
                  Stock

10b               Employment Agreement with Stuart A. Leiderman*

10c               Stock Option Plan*


10c-1             1996 Stock Option Plan

10d Exclusive Distributorship Agreement by and between Ambrose & Montgomery, Inc. and Diplomat Juvenile Corporation*

10e License Agreement by and between Diplomat Juvenile Corporation, Wesley Howell and Steve Prested*

10f               Loshell Realty mortgages with Union State Bank and Stony Point
                  Technical Park,

                  Inc. and related Mortgage Notes, including Sheldon Rose guarantee of Union State Bank*

10g Barter Agreement dated July 16, 1993 between Media Barter Associates and Registrant with exhibits*

10h Agreement dated as of January 1, 1994 by and between Diplomat Corporation and Robert M. Rubin**

10i               Agreement dated as of March 1, 1994 by and between Francine H.
                  Nichols and Diplomat Corporation**

10j First Amendment to Exclusive Distributorship Agreement by and between Ambrose & Montgomery, Inc. and Diplomat Corporation**

10k Collateral Assignment of Trademarks and Trademark Licenses (Security Agreement) by and between Congress Financial Corporation and Diplomat Corporation**

10l Second Amendment to Exclusive Distributorship Agreement between Ambrose Montgomery, Inc. and Diplomat Corporation***

10m               Letter Agreement between Diplomat Corporation and Boulder
                  Enterprises, Inc.***

10n Amended and Restated Subordinated and Intercreditor Agreement dated as of February 9, 1996 by and among Congress Financial Corporation, Robert Rubin, American United Global, Inc., Joan Cooper and Anita Dimondstein, as agents, Diplomat Corporation and Biobottoms, Inc. ****

10o Amendments No. 1, No. 2 and No. 3 to Loan and Security Agreement by and between Congress Financial Corporation and Diplomat Corporation. ****

10p               Loan and Security Agreement made as of February 9, 1996 by and among Robert M. Rubin, American United Global, Inc., Diplomat Corporation and Biobottoms, Inc. ****

10q Secured Subordinated Term Note dated February 9, 1996 in the principal amount of $2,353,100 of Diplomat Corporation payable to American United Global, Inc. ****

10r Secured Subordinated Term Note dated February 9, 1996 in the principal amount of $450,000 of Diplomat Corporation payable to American United Global, Inc.

                  ****

10s               Biobottoms, Inc. Guarantee of $2,353,100 Secured Subordinated
                  Term Note. ****

10t               Biobottoms, Inc. Guarantee of $450,000 Secured Subordinated
                  Term Note. ****

10u Loan and Security Agreement dated February 9, 1996 by and between Congress Financial Corporation and Biobottoms, Inc.
                  ****

32

10v Diplomat Corporation Guarantee dated February 9, 1996 to Congress Financial Corporation of Biobottoms, Inc. Indebtedness. ****

10w Collateral Assignment of Trademarks and Trademark Licenses dated February 9,1996 between Biobottoms, Inc. and Congress Financial Corporation. ****

10x Security Agreement (Rights in Agreement and Plan of Merger) dated February 9, 1996 between Biobottoms, Inc. Diplomat Corporation and Congress Financial Corporation. ****

10y Agreement and Plan of Merger by and among Diplomat Corporation, Diplomat Acquisition Corporation, Biobottoms, Inc. and Principal Stockholders, together with Amendment No. 1 thereto. ****

10z Form of Secured Subordinated Term Note dated February 8, 1996 in the principal amount of $750,000 payable by Diplomat Corporation to form Biobottoms' Stockholders payable November 9, 1996 and August 9, 1997. ****


10aa Form of Secured Convertible Term Note dated February 8, 1996 in the amount of $750,000 payable by Diplomat Corporation to former Biobottoms' Stockholders payable August 9, 1996. ****

10bb Security Agreement dated February 9, 1996 by and between Biobottoms, Inc., Diplomat Corporation, and Joan Cooper and Anita Dimondstein, as Agents. ****

10cc Consulting Service Agreement dated February 9, 1996 by and among Diplomat Corporation, Diplomat Acquisition Corporation, Biobottoms, Inc., and Anita Dimondstein. ****

10dd Consulting Service Agreement dated February 9, 1996 by and among Diplomat Corporation, Diplomat Acquisition Corporation, Biobottoms, Inc., and Joan Cooper. ****

21                Subsidiaries of the Registrant

* Incorporated by reference to Diplomat Corporation Registration Statement No. 33-66910 NY

** Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended January 1, 1994.

***      Incorporated by reference to Diplomat Corporation Registration No.
         33-95986

**** Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended December 31, 1995.

(b) Reports on Form 8-K. The Registrant filed a report on Form 8-K for a reportable event dated November 26, 1996.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Diplomat Corporation
Stony Point, New York

                  We have audited the accompanying consolidated balance sheet of Diplomat Corporation and Subsidiary as of September 30, 1996 and December 30, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended September, 30, 1996 and the year ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diplomat Corporation and Subsidiary as of September 30, 1996 and December 30, 1995 and the results of its operations and its cash flows for the nine months ended September 30, 1996 and the year ended December 30, 1995 in conformity with generally accepted accounting principles.

                                                  Feldman Radin & Co., P.C.
                                                  Certified Public Accountants

New York, New York
January 16, 1997 (February 25, 1997
as to paragraph of Note 10 and Note 11)

                      DIPLOMAT CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1996

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                    $     69,258
     Accounts receivable - trade, less allowance
         for possible losses of approximately $ 75,000                               1,663,511
     Inventories                                                                     3,747,740
     Prepaid expenses                                                                1,006,978
     Other current assets                                                              732,978
                                                                                  ------------
              TOTAL CURRENT ASSETS                                                   7,220,465
                                                                                  ------------

PROPERTY AND EQUIPMENT,
     less accumulated depreciation                                                   2,222,348

OTHER ASSETS
     Goodwill                                                                        3,616,444
     Other                                                                             613,660
                                                                                  ------------
                                                                                  $ 13,672,917
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - trade                                                     $  4,903,719
     Loans payable - bank, revolving credit agreement                                2,170,652
     Accrued expenses                                                                2,069,123
     Current maturities of other long term debt                                        705,981
     Acquisition loans payable                                                       1,500,000
                                                                                  ------------
              TOTAL CURRENT LIABILITIES                                             11,349,475
                                                                                  ------------

LONG TERM DEBT, less current maturities                                              1,046,835
                                                                                  ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value, 1,000,000 shares authorized, 410,000
          shares issued and outstanding                                              4,100,000
     Common stock, $.0001 par value, 50,000,000 shares authorized,
         4,993,525 shares issued and outstanding                                           500

     Paid-in capital                                                                 6,076,399
     Accumulated deficit                                                            (8,900,292)
                                                                                  ------------
              TOTAL STOCKHOLDERS' EQUITY                                             1,276,607
                                                                                  ------------

                                                                                  $ 13,672,917
                                                                                  ============

                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Nine
                                                     months ended           Year ended
                                                     September 30,         December 30
                                                         1996                 1995
                                                     ------------         ------------
NET SALES                                            $ 19,222,801         $ 11,301,314

COST OF GOODS SOLD                                     13,334,588            6,913,011
                                                     ------------         ------------

         GROSS PROFIT                                   5,888,213            4,388,303
                                                     ------------         ------------

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          10,589,561            4,629,692

RESTRUCTURING EXPENSE                                   1,738,975                 --
                                                     ------------         ------------

OPERATING INCOME (LOSS)                                (6,440,323)            (241,389)

OTHER INCOME                                                7,935               10,784

INTEREST EXPENSE                                         (792,512)            (490,273)
                                                     ------------         ------------

LOSS BEFORE INCOME TAXES                               (7,224,900)            (720,878)

INCOME TAXES (BENEFIT)                                       --                   --
                                                     ------------         ------------

NET LOSS                                             $ (7,224,900)        $   (720,878)
                                                     ============         ============



NET LOSS PER COMMON SHARE:                           $      (1.59)        $      (0.16)
                                                     ============         ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION            4,549,525            4,493,525
                                                     ============         ============

                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND

              YEARS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                           Common Stock             Preferred Stock
                                    -------------------------   -------------------------    Paid-in    Accumulated
                                      Shares        Amount        Shares        Amount       Capital      Deficit       Total
                                    -----------   -----------   -----------   -----------  -----------  -----------   -----------
Balance at January 1, 1994            3,975,000   $       398          --     $      --    $ 4,573,501  $  (515,056)  $ 4,058,843

     Issuance of common stock            10,755             2                                       (2)         --           --
     Net loss                                                                                     --       (439,459)     (439,459)
                                    -----------   -----------   -----------   -----------  -----------  -----------   -----------

Balance at December 31, 1994          3,985,755           400          --            --      4,573,499     (954,515)    3,619,384

     Issuance of common stock,
       net costs of issuance
       of $59,500                       500,000            50                                  627,950                    628,000
     Issuance of common stock             7,770             8                                       (8)                      --
     Net loss                                                                                              (720,878)     (720,878)
                                    -----------   -----------   -----------   -----------  -----------  -----------   -----------

Balance at December 30, 1995          4,493,525   $       458          --     $      --    $ 5,201,441  $(1,675,393)  $ 3,526,507

     Exercise of Options, issuance
       of 500,000 shares of common
       stock par .0001 @ .95            500,000            50                                  474,950                    475,000
     Issuance of common stock                                                                  400,000                    400,000
     Issuance of preferred stock                                       --       4,100,000                               4,100,000
     Net loss                                                                                            (7,224,900)   (7,224,900)
                                    -----------   -----------   -----------   -----------  -----------  -----------   -----------

Balance at September 30, 1996         4,993,525   $       508          --     $ 4,100,000  $ 6,076,391  $(8,900,293)  $ 1,276,607
                                    ===========   ===========   ===========   ===========  ===========  ===========   ===========

                      See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the nine     For the year
                                                                        months ended        ended
                                                                        September 30,     December 30,
                                                                            1996             1995
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(7,224,900)     $  (720,878)
     Adjustment to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation                                                     211,237          117,533
            Issuance of common shares                                        400,000

CHANGES IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable                             (282,507)          42,990
     (Increase) decrease in inventories                                    2,551,187         (658,489)
     (Increase) decrease in prepaid expenses                                 400,240           81,559
     (Increase) decrease in other current assets                             702,866            8,315
     (Increase) decrease in other assets                                     500,202          (58,068)
     Increase (decrease) in accounts payable                                 502,311           14,639
     Increase (decrease) in accrued expenses                               1,552,586           38,224
                                                                         -----------      -----------
         NET CASH USED BY OPERATING ACTIVITIES                              (686,788)      (1,134,175)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for Biobottoms, Inc. (net of cash acquiredof ($1,250)      (2,899,211)            --
     Acquisition of property and equipment                                  (211,096)         (26,979)
                                                                         -----------      -----------
         NET CASH FLOWS USED BY INVESTING ACTIVITIES                      (3,110,307)         (26,979)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long term advance from stockholder                                         --            250,000
     Repayment of loans payable , stockholder                                   --             (8,881)
     Proceeds of loans payable, affiliate                                    450,000             --
     Revolving credit agreement                                              583,650          589,531
     Issuance of warrants                                                       --            628,000
     Issuance of common stock                                                475,000             --
     Borrowings from stockholder                                           2,620,000             --
     Repayment of long term debt and loan payables                          (393,678)        (207,160)
                                                                         -----------      -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,734,972        1,251,490
                                                                         -----------      -----------


NET INCREASE (DECREASE) IN CASH                                              (62,113)          90,336

CASH AND CASH EQUIVALENTS, at beginning of period                            131,371           41,035
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, at end of period                              $    69,258      $   131,371
                                                                         ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                        $   706,000      $   418,000
                                                                         ===========      ===========
         Income taxes                                                    $      --        $    21,600
                                                                         ===========      ===========

                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                      AND THE YEAR ENDED DECEMBER 30, 1995

1.       SIGNIFICANT ACCOUNTING POLICIES:

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

                  D. The Company follows SFAS 109 for income taxes. Pursuant to SFAS 109 deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

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

                  G. In March 1995, the Financial Accounting Standards Board ("FASB") isuued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long Lived Assets and For Long Lived Assets to be Diposed Of". SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The adoption of SFAS No. 121 did not result in any material adjustments in the financial statements for the period ended September 30, 1996.

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

                  I. The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, "Accounting for Stock based Compensation", the Company has adopted the pro-forma disclosure requirements contained therein.

                  J. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs, principally the amortization of such prepaid catalog costs, of approximately $3,033,000 are included in the accompanying statement of operations for the eight months ended September 30, 1996. Included in other current assets at September 30, 1996, is approximately $463,000 of prepaid catalog costs.

2.       BUSINESS:

                  The Company is engaged in two lines of business and accordingly its operations are classified into two business segments: specialty catalog retail operations of natural fiber apparel and related products utilizing environmentally "friendly" materials for children from infancy to early adolescence, and the manufacturing marketing and distribution of infants accessories principally to mass merchants.

                  As of 1995, the Company reported its results of operations on a fifty-two/fifty-three week year ending on the Saturday closest to December 31. However, on November 12, 1996, the Company has changed its reporting date to September 30.

3.       ACQUISITION OF BIOBOTTOMS, INC. AND RELATED FINANCING:

                  A. Acquisition of Biobottoms, Inc.: On February 9, 1996, the Company completed the acquisition of Biobottoms, Inc. ("Biobottoms"), a California-based mail-order catalog company, specializing in apparel and accessories for newborn through preteen children, pursuant to an Agreement and Plan of Merger made as of December 22, 1995 by and among Diplomat Corporation, Diplomat Acquisition Corp., a wholly-owned subsidiary of the Company, organized under the laws of the State of Delaware ("DAC"), Biobottoms and Joan Cooper and Anita Dimondstein, individuals and principal stockholders of Biobottoms (the "Merger Agreement"). Biobottoms has become a wholly-owned subsidiary of the Company and will continue its principal place of business in Petaluma, California.

                  The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition notes"). The notes bear interest at 1% over the prime rate as defined in the agreements. One such note is due six months from the acquisition date and the second note is due in two equal installments of $375,000, nine months and eighteen months after the date of acquisition, respectively. Additionally, the Company incurred costs related to the acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of 100,000 shares of the Company's convertible Series A preferred stock issued to a significant stockholder (who is also a member of the Board of Directors), as a fee for his assistance in consummating the acquisition. The Series a preferred shares are convertible into 1,000,000 common shares of the Company. The Series A preferred stock is not entitled to any specific dividends or liquidation rights.

                  The acquisition of Biobottoms has been accounted for as a purchase and accordingly, its results of operations are included with the Company's beginning February 9, 1996.

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

                                                             Year ended
                                                          December 30, 1995
                                                          -----------------
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

                  B. Financing: Simultaneously with the closing of the Biobottoms acquisition, the Company and Biobottoms entered into a loan and subordinated security agreement with a director and principal stockholder of the Company and an affiliate of such individual pursuant to which the Company borrowed from such director and principal stockholder and affiliate $2,353,100 and $450,000, respectively. The loan from the director and principal stockholder was utilized to fund the acquisition of Biobottoms in part. The loan from the affiliate has been utilized for working capital purposes. Subject to an intercreditor agreement between the Company's asset based lender and other lenders, the $450,000 loan is payable in full on May 4, 1996. If the repayment is not made on such date, the Company will be required to pay a default fee of $50,000.

                  In connection with such aforementioned loan by a director and principal stockholder of the Company in the amount of $2,353,100, the Company issued 100,000 shares of its Series A Preferred Stock, which are convertible into 1,000,000 shares of common stock at the option of the director and principal stockholder. The holder of such shares of preferred stock will have the right, subject to a subordination and intercreditor agreement by and among Congress Financial Corporation and others, during any period during which there shall be an Event of Default under such loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. Such right of designation will continue during the duration of any such Event of Default. The Company has agreed at its sole cost and expense to include the common shares issuable upon conversion of the shares in any registration statement filed with the Securities and Exchange Commission by the Company within six months of the date hereof.

4.       MANAGEMENT PLANS:

                  For the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, the Company's net loss was approximately $7,225,000, $721,000 and $439,000, respectively.
         Management attributes the losses in 1995 and 1994 to lower sales without corresponding reductions in operating expenses . In 1996, significantly lower sales, additional interest expenses from the acquisiton of Biobottoms, Inc., and expenses incurred as a result of management's restructuring plan were the principal components for the substanial loss. These losses placed a severe strain on the Company's liquidity and working capital and diverted management attention to financial matters, as well as substantially increased legal fees and the cost of financing.

                  The Company has taken several actions to improve its ability to meet its obligations and enhance working capital. Subsequent to September 30, 1996, the Company commenced negotiations with lenders to extend due dates of currently due obligations and concurrently, is in the process of negotiating to sell equity secuities via private placement. Management believes that the actions taken and its plans to reduce expenses and improve operating margins will allow the Company to meet its obligations and achieve positive cash flow. However, no assurances can be given that the Company will be successful in achieving those reductions and achieving profitability or positive cash flow.

5.       RESTRUCTURING OF OPERATIONS:

                  During the quarter ended September 30, 1996, management instituted various actions designed to significantly cut costs in the Company's manufacturing operation located in Stony Point, New York, and to refocus the operation on its most profitable product lines and channels of distribution. Towards this end, the following significant decisions were made: (i) the former Chief Executive Officer's contract, which expired in October 1996, was not renewed, and all ties with this officer were severed; (ii) certain royalty agreements, specifically those related to products which the Company is discontinuing, were not renewed by the Company; (iii) a decision was made to target primarily mass merchant customers; and (iv) significant permanent cutbacks in personnel and other operating costs were made.

                  As a result of the actions taken, the Company incurred restructuring charges of approximately $1,738,975. The restructuring charges include approximately $568,000 primarily for write-offs and other costs associated with the discontinuance of various products and $771,000 for severance pay and professional and consulting fees payable in connection with the restructuring plan.

6.       CONVERSION OF STOCKHOLDER DEBT AND ISSUANCE OF SERIES B
         PREFERRED STOCK

         Effective September 30, 1996, a significant stockholder and member of the Company's Board of Directors converted $3,500,285 of indebtedness into 290,000 shares of Series B preferred stock of the Company and 60,000 shares of the Company's Series C preferred stock. Both the Series Band C shares of preferred stock have a liquidation preference of $10 per share ("Liquidation Value") and a normal dividend of 9% of Liquidation Value, payable monthly. Should the Company not pay the dividends on either the Series B or C preferred stock for three consecutive months, the holder will be entitled to receive 100,000 shares of the Company's common stock for each month that the dividend has not been paid as a penalty. The preferred stock, based on Liquidation Value is convertible into common stock of the Company at 75% of the average market value of the common stock for the ten trading days immediately preceding the day of conversion. The preferred stock also has voting rights equal to 3,500,000 shares of common stock on all matters on which common stock votes, including election of directors. As part of the consideration for the conversion the holder was issued 500,000 shares of the Company's common stock. The issuance of the common stock was valued at approximately $0.80 per share, the estimated fair value of such shares at the time of issuance.

7.       INVENTORIES:

                  Inventories consist of the following:

                                                          September 30,
                                                              1996
                                                          -------------
                    Raw materials and packaging           $     297,776
                    Work-in-process                             409,177
                    Finished goods                            3,040,787
                                                          =============
                                                          $   3,747,740
                                                          =============


8.       PROPERTY AND EQUIPMENT:

                  Property and equipment consist of the following:

                                                          September 30,
                                                              1996
                                                          -------------
                    Land                                  $     420,000
                    Building                                  1,807,347
                    Equipment                                 1,680,206
                                                          -------------
                                                              3,907,553
                    Less accumulated depreciation             1,685,205
                                                          -------------
                                                          $   2,222,348
                                                          =============

9.       OTHER ASSETS:

                                                          September 30,
                                                              1996
                                                          -------------
                    Goodwill                              $   3,616,444
                    Noncurrent deferred tax asset               581,535
                    Deposits                                     32,125
                                                          =============
                                                          $   4,230,104
                                                          =============

10.      REVOLVING CREDIT AGREEMENTS:

         (a) In April 1994, the Company entered into an agreement with Congress Financial Corporation ("Congress") providing the Company with a $3,000,000 collateralized line of credit to be utilized for loans and trade letters of credit. The loan is collateralized by substantially all of the Company's personal property, including accounts receivable, inventory, and trademarks. The interest rate on loans is 2% above the prime rate announced by Philadelphia National Bank. The prime rate was 8.25% and 8.75% at September 30, 1996 and December 30, 1995, respectively.

                  Pursuant to the amended terms dated October 1995, the Company may borrow up to an amount equal to the sum of:

                  (I)   85% of eligible accounts receivable (as defined)
                  (ii)  100% of cash collateral
                  (iii) the lesser of 35% of eligible inventory (as defined) or
                          $1,250,000, less
                  (iv)  any availability reserves.

                  The revolving credit agreement contains restrictions relating to the payment of dividends, and the maintenance of working capital and stockholders' equity. As of September 30, 1996, the Company was in violation of the financial covenants contained in the agreement. On February 24, 1997, the violations were waived by the lender and concurrently, the lender and the Company agreed on revised financial covenants for the remainder of the Company's fiscal year ending September 30, 1997. The Company expects to be in compliance with the revised financial covenants at each measurement date. Up to $375,000 of such loan is guaranteed by a director and significant stockholder.

         (b) On February 9, 1996, the Company's, a wholly owned subsidiary (Biobottoms), entered into a new financing arrangement with Congress which includes a $2,000,000 revolving credit line, restricted to the lesser of 45% of the value of eligible inventory or 80% of the value of an orderly liquidation of such inventory. Borrowings on the line of credit bear interest at the prime rate plus 2% and it expires on February 9, 1999. Fees are paid on the unused line of credit at the rate of 1/2%. The line of credit is collateralized by substantially all of the Company's assets. As of September 30, 1996, as a result of cross defaults due to the violations described in the preceeding paragraph, Biobottoms was in violation of certain of the financial covenants contained in the agreement. On February 24, 1997, these violations were waived by the lender and concurrently, the lender and the Company agreed on revised financial covenants for the remainder of the Company's fiscal year ending September 30, 1997. The Company expects to be in compliance with the revised covenants at each measurement date.

11.      LONG-TERM DEBT:

                Long-term debt consists of the following at September 30, 1996:

        Note payable - bank, payable in monthly
        installments of $10,018 which includes interest at
        8.375%, due August 2010. The note is collateralized
        by land and buildings and is guaranteed by a
        stockholder.                                            $      986,581

        Note payable - bank, payable in monthly
        installments of $7,201 which includes interest at
        12%, due January 1997. The note is collateralized
        by land and buildings and is cosigned by a
        stockholder. (b)                                               582,049

        Equipment Loans - payable in monthly installments              184,186

        Acquisition notes payable. (a)                               1,500,000
                                                                --------------
                                                                     3,252,816
                                                                --------------
        Current portion - acquisition notes, former stockholders     1,500,000

        Current maturities of other long term debt                     705,981
                                                                --------------
        Total current                                                2,205,981
                                                                --------------
        Long - term debt                                        $    1,046,835
                                                                ==============

                  The maturities of long term debt is as follows:

                         1997            $  2,205,981
                         1998                  93,759
                         1999                  92,448
                         2000                  52,125
                         Thereafter           808,503
                                         ------------
                                         $  3,252,816
                                         ============

         (a) The Company paid $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition notes"). The notes bear interest at 1% over the prime rate as defined in the agreements. One such note is due six months from the acquisition date and the second note is due in two equal installments of $375,000 nine months and eighteen months after the date of acquisition respectively. The Company did not make the payments which were required in August and November 1996. On December 9,

         1996 the Company received notification of the default from the former Biobottoms shareholders, which required that the Company cure the default under the notes within 270 days, or be subject to enforcement action. On February 25, 1997, the Biobottoms former stockholders agreed not to initiate enforcement action as a result of this or subsequent defaults until not earlier than December 31, 1997. In connection with obtaining this agreement, Diplomat agreed to pay the Biobottoms shareholders ten installments of $5,000 to be applied against the Acquisition Notes, commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for the repayment of the remaining balance due on the Acquisition Notes. Should the Company fail to raise enough funds for repayment, it has agreed to pay the Biobottoms shareholders additional payments of $50,000 on July 1, 1997 and $100,000 on December 15, 1997 to be applied against the Acquisition Notes.

         (b) Full payment of this mortgage was due on January 26, 1997. The lender has agreed to extend the mortgage for an additional twelve months in exchange for an extension fee of 15,000 and the agreement to bring certain past due amounts current.

12.      STOCKHOLDERS' EQUITY:

                  A. On December 31, 1992, the Board of Directors has adopted a stock option plan which allows for the grant of option to employees and non-employees to purchase up to 200,000 shares of the Company's common stock. The exercise price per share cannot be less than the fair market value of the Company's common stock on the date of grant. During each of 1996 and 1995, the Company issued 75,000 options exercisable at $1.50 per share. There were no options exercised or canceled during either of the years presented.

                  B. There are currently 581,175 warrants outstanding to purchase shares of the Company's common stock at $3.50 per share. The warrants, which were issued in connection with the Company's initial public offering of its common stock, are exercisable until November 4, 1998. To date, these warrants have not been exercised.

                  C. During 1995, warrants to purchase 1,500,000 shares of common stock were granted; 500,000 of these warrants, exercisable at $1.37 per share, were exercised resulting in net proceeds to the Company of $628,000. The remaining 1,000,000 warrants were exercisable as follows, (I) 500,000 at $3.00 per share expiring on July 18, 1996 and (ii) 500,000 at $1.00 per share expiring on July 18, 1997. The warrants expiring July 18, 1996 were not exercised.

                  D. In September 1996, the Company issued 500,000 common shares at $0.95 per share to previously unrelated investors from the exercise of options. Net proceeds to the Company were $475,000.

                  E. In November 1996, the Company adopted an Incentive Stock option Plan (the 1996 Plan) pursuant to which options to purchase a maximum of 1,500,000 shares of the company's common stock (subject to adjustment in the case of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, oficers and directors of the Company and other persons who provide services to the Company. As of January 31, 1997, 985,000 of such options have been granted at an exercise price of $1.00 per share. The 1996 Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years from the date of grant, and with respect to incentive stock options, the exercise price shall be at least equal to 100% of the fair market valuee of the common stock at the date of grant. No options under the plan were exercised as of January

         31, 1997.

13.      CONCENTRATION OF CREDIT RISKS:

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables include concentrations of trade accounts in the juvenile products industry.

                  To counter the credit risk associated with the Company's trade receivables, the Company purchases credit insurance covering substantially all major customers.

14.      NET SALES:

                  For the nine months ended September 30, 1996 and the years ended December 30, 1995 and December 31, 1994 two customers accounted for 6% and 15%, 23% and 36% and 28% and 34% of net sales, respectively.

15.      COMMITMENTS AND CONTINGENCY:

                  A. Effective July 1, 1993, the Company entered into a license agreement with an unaffiliated third party, pursuant to which the Company was granted an exclusive license to the use of a registered trademark for the manufacture, advertisement, promotion, distribution and sales of certain products within the United States.

                  An amendment effective January 1995, obligates the Company to distribute a number of Authorized Products sufficient to generate minimum net annual sales of $4,500,000 for the twelve months ended December 30, 1995, and each year thereafter during the term of the agreement. In the event that such minimum net sales goals are not achieved, the Company must pay the licensor the Distribution Fee based upon such volumes. Additionally, the Company paid the licensor 9% of net sales of licensed products of up to $5,000,000 and 10% of such net sales in excess of $5,000,000. This license agreement expired on June 30, 1996 and was not renewed by the Company.

                  B. The Company's former Chief Executive Officer was employed under a three-year employment agreement effective November, 1993, as amended in April 1994 pursuant to which he was paid a base salary of $212,500 per annum and was entitled to an annual cash bonus, based upon the Company's reported pretax income from operations. The employment agreement expired in November 1996 and was not renewed.

                  An executive vice-president of the Company is employed under a three-year agreement, effective November 1993, pursuant to which he earns an annual salary of $150,000 and is entitled to an annual bonus as determined by the Company's Board of Directors. The contract expired in November 1996. The employee continues to be employed by the company pursuant to the terms of the original agreement.

                  C. In January 1994, the Company entered into a three-year financial consulting agreement with a director and principal stockholder of the Company, providing for the payment of $125,000 per annum.

                  D. Leases:

                  The Company leases its office, warehouse, and retail store facilities under operating lease agreements. The terms of the lease agreements provide for the minimum annual rentals.

                  Furniture minimum annual lease payments under lease agreements with terms in the excess of one year, at September 30, 1996, are as follows:

                           1997                     $217,000

                  The operating leases provide for annual increases in lease payments. The Company recognizes the total lease expense on a straight-line basis over the lives of the leases in accordance with generally accepted accounting principles.

                  Rent expense for operating leases in excess of one year was approximately $226,000 and $351,802 for the fiscal years ended September 30, 1996 and January 28, 1996, respectively.

                  E. Litigation

                           In September 1996, the Company was named as a defendant in an action brought in the Supreme Court of New York. The plaintiff alleges that the defendants' (including the Company) negligent maintenance of a railroad crossing adjacent to the Company's property caused him to collide with a train. The plaintiff is seekink $10,000,000 in damages for his injuries, and his spouse is seeking an additional $1,000,000 in damages for loss of the plaintiff's services. The Company and its insurance carrier intend to vigorously defend this action. The ultimate outcome of the litigation cannot be presently determined. The Company does maintain $1,000,000 of insurance coverage which could be applied to any liability posed by this matter.


16.      INCOME TAXES:

                  The following analyzes the deferred tax assets and liabilities required at September 30, 1996:

          Deferred tax asset:

             Net operating loss carry forward                     $  2,579,000

             Restructuring reserves                                  1,287,000

             Inventory                                                 176,000

             Other items                                               174,000
                                                                  ------------
                                                                     4,216,000

             Less: Valuation allowance                             (3,047,000)

                                                                  ------------
                   Deferred tax asset                                1,169,000

          Deferred tax liability

             Tax basis of assets less than basis for financial

               reporting purposes and other items                    (103,000)

                                                                  ============
                                                                  $  1,066,000
                                                                  ============


                  A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management's estimates of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance was $3,047,000 at September 30, 1996, which represents an increase of $2,769,000 over the amount reported at December 30, 1995.

                  As of December 30, 1995, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $1,263,000 which are available to offset future Federal taxable income through 2009.

                  The provision for income taxes differs from the amount computed by applying the 34% federal statutory income tax rate to the net loss before provision for income taxes as follows:


                                                           Nine months
                                                              ended             Year ended          Year ended
                                                          September 30,        December 30,        December 31,
                                                              1996                1995                 1994
                                                           -----------         -----------         -----------
      Income tax benefit computed at statutory rate        $(2,456,000)        $  (112,805)        $  (214,000)
      State tax benefit, net of federal tax benefit           (313,000)
      Adjustment to valuation allowance                      2,769,000             112,805              88,000
                                                           -----------         -----------         -----------
      Income tax (benefit) as reported                     $      --           $      --           $  (126,000)
                                                           ===========         ===========         ===========


17.      BUSINESS SEGMENT INFORMATION:

                  Summarized financial information by business segment for nine months ending September 30, 1996 is as follows:

                                                        Nine months
                                                           ended
                                                       September 30,
                                                           1996
                                                       ------------

               Net sales:

                    Specialty catalog retail           $ 11,672,908
                    operations

                    Mass merchant manufacturing
                    and distribution                      7,549,893

                                                       ------------
                                                         19,222,801

                                                       ============
               Operating income (loss):

                    Specialty catalog retail             (1,085,728)
                    operations

                    Mass merchant manufacturing          (2,154,973)
                    and distribution
                                                       ------------

                                                         (3,240,701)

                                                       ============
               Total assets:
                    Specialty catalog retail
                    operations                            5,310,725

                    Mass merchant manufacturing
                    and distribution                      7,762,192

                                                       ------------
                                                         13,072,917

                                                       ============

               Depreciation and amortization:
                    Specialty catalog retail
                    operations                              125,555

                    Mass merchant manufacturing
                    and distribution                         85,682

                                                       ------------
                                                            211,237

                                                       ============

               Capital expenditures:

                    Specialty catalog retail                202,633
                    operations

                    Mass merchant manufacturing
                    and distribution                          8,463

                                                       ------------
                                                       $    211,096
                                                       ============


18.      NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED):

                  The following summarizes the Company's results of operations for nine months ended September 30, 1995:

                                                              Nine months
                                                                 ended
                                                           September 30, 1995
                                                               -----------

                   Net sales                                   $ 9,947,418
                   Cost of sales                                 5,668,256
                                                               -----------
                   Gross profit                                  4,279,162
                   Operating expenses                            3,414,301

                                                               -----------
                   Operating income                                864,861
                   Other income                                     14,739
                   Interest expense                               (374,121)
                                                               -----------
                   Income before income taxes                      505,479
                   Income taxes                                     47,000

                                                               -----------
                   Net income                                  $   458,479
                                                               ===========
                   Net income per share                        $      0.12
                                                               ===========
                   Number of shares used in
                   computation                                   3,985,755

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIPLOMAT CORPORATION

                                            By:  /s/ Jonathan Rosenberg
                                                ______________________________
                                                Jonathan Rosenberg
                                                President, Chief Executive
                                                Officer

Dated:  February 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                                                 Title                                  Date
         ----                                                 -----                                  ----

/s/ Jonathan Rosenberg
_______________________________                      President, Chief Executive Officer          February 25, 1997
Jonathan Rosenberg                                   and Director
                                                     (Principal Executive Officer)
/s/ Robert M. Rubin
_______________________________                      Chairman of the Board and a                 February 25, 1997
Robert M. Rubin                                      Director

/s/ Stuart A. Leiderman
_______________________________                      Executive Vice President of                 February 25, 1997
Stuart A. Leiderman                                  Sales and Marketing and a Director

_______________________________                      Director                                    February 25, 1997
Edward E. Hinds

_______________________________                      Director                                    February 25, 1997
Howard Katz

/s/ Irwin Oringer
_______________________________                      Principal Accounting Officer                February 25, 1997
Irwin Oringer                                        and Controller

                          CERTIFICATE OF DESIGNATION

                           OF THE PREFERRED STOCK OF

                             DIPLOMAT CORPORATION

         Pursuant to the provisions of Section 151 of the Delaware Corporations Law, Diplomat Corporation (the "Company"), a corporation organized and existing under the Delaware Corporations Law, hereby adopts the following Designations, Rights and Limitations of its Series B and Series C Preferred Stock.

         Designation of Series B Preferred Stock

         Of the 1,000,000 shares of Preferred Stock authorized pursuant to the Company's Certificate of Incorporation, Two Hundred and Ninety Thousand (290,000) of such shares are hereby designated as the Series B Preferred Stock.

         The powers, designations, preferences, and relative, participating, optional or other special rights of the Series B Preferred Stock authorized hereunder and the qualifications, limitations and restrictions of such preferences and rights are as follows:

         1. Liquidation Preference. The entire class of Series B Preferred Stock shall have a liquidation preference of $2,900,285 (the "Liquidation Value").

         2. Dividends. The Series B Preferred Stock shall receive an annual dividend of 9% of the Liquidation Value commencing January 1, 1997, payable monthly in arrears. In the event that the Company does not pay such dividend for three consecutive months, the holder shall receive 100,000 shares of the Company's common stock for each month that the dividend is not fully paid.

         3. Conversion. The Series B Preferred Stock is convertible, based on its Liquidation Value, into shares of the Company's common stock at 75% of the average market value of the common stock for the ten trading days immediately preceding the day of conversion. The Series B Preferred Stock is convertible any time at the option of the holder.

         4. Voting. The Series B Preferred Stock shall have voting rights equal to 2,900,285 shares of the Company's common stock on all matters on which the common stock votes.

         Designation of Series C Preferred Stock

         Of the 1,000,000 shares of Preferred Stock authorized pursuant to the Company's Certificate of Incorporation, Sixty Thousand (60,000) of such shares are hereby designated as the Series C Preferred Stock.

         The powers, designations, preferences, and relative, participating, optional or other special rights of the Series C Preferred Stock authorized hereunder and the qualifications, limitations and restrictions of such preferences and rights are as follows:

         1. Liquidation Preference. The entire class of Series C Preferred Stock shall have a liquidation preference of $600,000 (the "Liquidation Value").

         2. Dividends. The Series C Preferred Stock shall receive an annual dividend of 9% of the Liquidation Value commencing January 1, 1997, payable monthly in arrears. In the event that the Company does not pay such dividend for three consecutive months, the holder shall receive 100,000 shares of the Company's common stock for each month that the dividend is not fully paid.

         3. Conversion. The Series C Preferred Stock is convertible, based on its Liquidation Value, into shares of the Company's common stock at 75% of the average market value of the common stock for the ten trading days immediately preceding the day of conversion. The Series C Preferred Stock is convertible any time at the option of the holder.

         4. Voting. The Series C Preferred Stock shall have voting rights equal to 600,000 shares of the Company's common stock on all matters on which the common stock votes.

         This Certificate of Designation has been duly adopted by the Board of Directors of the Company pursuant to authority vested in the Board of Directors by the Certificate of Incorporation of the Company, as amended.

Signed and attested to on November 20, 1996

                                                 /s/ Jonathan Rosenberg
                                                 --------------------------
                                                 Jonathan Rosenberg,
                                                 President

Attest:


/s/ Stuart A. Leiderman
---------------------------
Stuart A. Leiderman, Secretary