Form 10KSB40/A
period 1996-09-30
DIPLOMAT CORP
filed 1997-04-02
CIK 910319

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                FORM 10-KSB/A-1

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



         The aggregate market value of the voting stock held by non-affiliates based upon the closing bid price on March 20, 1997 was approximately $5,423,484.35.



         As of March 15, 1997 there were 5,343,525 shares of Common Stock, par value $.0001 per share, outstanding.


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

         The Company's principal working capital credit facility is provided by Congress Financial Corporation ("Congress").


         In April 1994, the Company entered into an agreement with Congress providing the Company with a maximum $3,000,000 secured line of credit to be used for loans and trade letters of credit. The loan are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends. Additionally, the Company is required to maintain a minimum of $3,500,000 in stockholders' equity and a minimum of $4,500,000 of working capital (excluding the Congress loan and certain subordinated debt). At September 30, 1997, the Company was not in compliance with these financial covenants, however Congress continued to extend the Company credit the under the terms of the original agreement. On February 25, 1997, the violations were waived by Congress, and the Company and Congress agreed on revised financial covenants. Under the revised agreement, the stockholders' equity and working capital minimums (excluding the Congress loan and certain subordinated debt) were reduced to (750,000) and 500,000, respectively. Under the agreement the minimums shall be increased during the fiscal year ending September 30, 1997 to (250,000) and 1,500,000, respectively. The Company expects to be in compliance with the revised financial covenants at each measurement date.

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

         In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to (i) the former Biobottoms stockholders in the amount of $1,500,000, (ii) Mr. Rubin in the amount of $2,353,100, and (iii) American United Global in the amount of $450,000. The American United Global loan was paid in May, 1996. Under the Deferred Payment Note, $750,000 was due August 9, 1996, $375,000 was due November 9, 1996 and $375,000 is due August 9, 1997 together with interest. The August and November 1996 payments have not been made. On December 9, 1996, the holders of these notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after giving notice before taking notice before taking further action in the collection of these notes. On February 25, 1997, the holders of these notes agreed not to initiate an enforcement action prior to December 31, 1997. In connection with obtaining this agreement, Diplomat agreed to pay the holders of the Deferred Payment Notes ten installments of $5,000 to be applied against the Deferred Payment Notes commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for repayment of the remaining balance due on the Deferred Payment Notes. Should the Company fail to raise enough funds for repayment, it has agreed to repay the Biobottoms shareholders additional payments of $50,000 on July 1, 1997 and $100,000 on December 15, 1997 to be applied against the Deferred Payment Notes. Mr. Rubin furnished the former Biobottoms stockholders with a limited guarantee up to a maximum liability of $100,000 pertaining to the payments due July 1, 1997 and

December 15, 1997.


         Effective September 30, 1996, Robert Rubin, a director and principal stockholder of the Company, agreed to convert an aggregate of $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock, which pay an annual dividend of 9% based on per share liquidation value.


         The Company has approved the issuance to Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and making additional loans to the Company in the aggregate amount of $600,000. As of September 30, 1996, the 600,000 loan was converted into 60,000 shares of Series C Preferred Stock, which pay an annual dividend of 9% based on per share liquidation value.




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


         The Biobottoms/Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the "Prime Rate") plus 2%. At September 30, 1997, the Biobottoms was not in compliance with certain covenants of the loan agreement, however Congress continued to extend Biobottoms credit under the terms of the original agreement. On February 24, the violations were waived by Congress, and Congress and the Company agreed on revised financial covenants for the remainder of the Company's fiscal year ending September 30, 1997. The Company expects to be in compliance with the revised financial covenants at each measurement date.





         In February 1997, Mr. Rubin made an additional loan to the Company in the amount of $200,000. This loan, and Series B and C Preferred Stock are referred to hereafter as the "Rubin Obligations."

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


         The Intercreditor Agreement also provides that irrespective of the relative priority status between the holders of the Deferred Payment obligations and the Rubin/American United loans, repayment of the Deferred Payment is permitted to be paid provided that there has been no default of senior debt payable by the Company or Biobottoms to Congress, minimum excess availability requirements under the Company's loan facility with Congress are satisfied and such payments are made with proceeds from a subsequent sale of its capital stock. Subject to the Intercreditor Agreement, the Deferred Payment and the Rubin/American United loans will be payable from the proceeds from any sale of capital stock by the Company in the proportions of 40% on account of the Deferred Payment and 60% on account of the Rubin/American United Loans, except that before any such distributions are made, the Company will be required to reduce the outstanding principal amount of the Deferred Payment by $150,000. These provisions were amended on February 25, 1997, such that the proceeds of a private placement of the Company's Common Stock shall be applied first to repay in full the principal of, and all accrued interests on, the Deferred Payment notes. The Company does not presently have any commitment for any such financing.



         The Intercreditor Agreement contains provisions to the effect that prior to March 1, 1998, no principal amount of the Rubin Obligations may be repaid, except from proceeds from the sale of capital stock by the Company, subject in all respects to the Intercreditor Agreement. Commencing March 1, 1998 and subject to the provisions of the Intercreditor Agreement, including without limitation the requirement that the Company have certain minimum levels of excess loan availability at the time of the making of any such principal payment, the Rubin Obligations are subject to principal payments monthly of the amount equal to 25% of the Company's net profit for the second preceding month, plus depreciation and amortization expenses for said month, with the unpaid principal amount of the Rubin Obligations and unpaid interest accrued thereon payable in full on February 9, 1999.

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


         In November 1996, the Company adopted an Incentive Stock Option Plan (the "1996 Plan") pursuant to which options to purchase a maximum of 1,500,000 shares of Common Stock of the Company (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. As of the date hereof, 1,060,000 of such options have been granted at an exercise price of $1.00. The options to be granted under the 1996 Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part time employees of the Company, and non-employee directors, consultants and advisors and other persons who perform significant service for or on behalf of the Company, may be granted incentive stock options. Officers and directors who currently own more than 5% of the issued and outstanding stock are not eligible to participate in the plan.


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

Item 11.   Security Ownership of Certain Beneficial Owners and Management


                                                                       Percentage
                                                  Number of Shares (1)             Beneficially Owned
Boulder Enterprises, Inc.(2)                               500,000                            8.56%

Robert M. Rubin (3)(6)                                   5,983,000                           57.45%

Sheldon R. Rose (4)                                      1,039,000                           19.37%

Lola Rose (4)                                            1,039,000                           19.37%

Stuart  A. Leiderman(3)(9)                                 188,000                            3.51%

Jonathan Rosenberg(3)(5)                                    95,000                            1.78%

Edward E. Hinds(3)                                           1,000                             *

Gersten, Savage, Kaplowitz
   & Curtin, LLP(7)                                        500,000                            9.10%

Howard Katz(8)                                                0                                  0

All officer and directors
   as a group (5 persons)                                6,317,000                           59.72%


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


(2) Represents 500,000 shares of Common Stock, issuable upon conversion of Class C Warrants, entitling the holders of each class to acquire

         500,000 shares of Common Stock exercisable at $2.50 per share. Boulder Enterprises, Inc. maintains a business address at 140 Euclid Avenue, Suite 4E, Hackensack, New Jersey and its sole officer, director and stockholder is Stuart Jacobson.

(3) The business address of such person is c/o Diplomat Corporation, 25 Kay Fries Drive, Stony Point, New York 10980.


(4) Lola Rose is the wife of Sheldon Rose. Includes (1) 487,000 shares of common stock owned by Sheldon Rose, (ii) 532,000 shares of common stock owned by Lola Rose, and (iii) 20,000 shares issuable upon the exercise of 20,000 options issued to Sheldon Rose pursuant to the 1992 Option Plan. Each of them disclaim beneficial ownership in shares owned by the other. Their address is 70 Tranquility Road, Wesley Hills, NY 10901.



(5) 145,000 shares are issuable upon exercise of currently exercisable options. Does not include shares issuable upon exercise of 200,000 options, which are not yet exercisable, issued to Mr. Rosenberg pursuant to the 1996 Option Plan.



(6) Represents (i) 913,000 shares of Common Stock currently owned, (ii) 1,000,000 shares of Common Stock issuable upon conversion of 100,000 shares of the Company's Series A Preferred Stock, (iii) 290,000 shares of Series B Preferred Stock which provide for certain conversion rights and entitle him to 2,900,000 votes, (iv) 60,000 shares of Series C Preferred Stock which provide for certain conversion rights and entitle him to 600,000 votes, (v) 20,000 shares of Common Stock issuable upon exercise of currently exercisable options issued pursuant to the 1992 Stock Option Plan, and (vi) 550,000 shares of Common Stock approved for issuance but not yet issued. See "Management" and "Description of Securities - Preferred Stock."


(7) The shares are owned by three individual partners of the law firm who may be deemed to be acting as a group. Includes (i) 350,000 shares of Common Stock currently owned and (ii) an aggregate of 150,000 shares which may be issued upon exercise of currently exercisable options issued pursuant to the August 1996 Stock Option Plan. The business address of the firm is 101 East 52nd Street, New York, New
         York 10022.



(8) Does not include shares issuable upon exercise of 75,000 options, which are not yet exercisable, issued to Mr. Katz pursuant to the 1996 Stock Option Plan.



(9) Includes shares issuable upon exercise of 20,000 options which are currently exercisable. Does not include shares issuable upon exercise of 80,000 options, which are not yet exercisable, issued to Mr. Liederman pursuant to the 1996 Option Plan.


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

         In July 1995, pursuant to the Company's 1992 Stock Option Plan, the Company granted each of Sheldon R. Rose, Jonathan Rosenberg and Robert M. Rubin, options to purchase 20,000 shares of the Company's common stock and Irwin Oringer 15,000 shares of the Company's common stock, all at an exercise price of $1.50 per share, exercisable over a five year term expiring July 14, 2000. The common shares underlying such options were included in a registration statement that became effective in March 1995. As of the date hereof, none of such stock options were exercised.

         In 1996, pursuant to the Company's 1992 Stock Option Plan, the Company granted Jonathan Rosenberg Options to purchase 75,000 shares of the Company's common stock at an exercise price of $1.50. To date, none have been exercised.


In February 1996, Mr. Rubin loaned the Company $2,353,500 to be used as part of the acquisition price of Biobottoms. In connection with such loan, the Company issued Mr. Rubin 100,000 shares of its Series A Preferred Stock, convertible into 1,000,000 shares of common stock at the option of Mr. Rubin. The holder of such shares of preferred stock will have the right subject to a subordination and intercreditor agreement by and among Congress, Robert Rubin, American United Global, Inc. and Joan Cooper and Anita Dimondstein as Agents, during any period during which there shall be a n Event of Default under the Rubin/American United Loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. Such right of designation will continue during the duration of any such Event of Default. The Company has agreed at its sole cost and expense to include the common shares issuable upon conversion of the shares in any registration filed with the Securities and Exchange Commission by the Company within six months of the date of the issue. In the absence of such filing, the Company has agreed, at its sole cost and expense and upon the request of Mr. Rubin, to file and use its best efforts to effect a registration of such shares within three (3) months of his written request.

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

         The Company has approved the issuance to Mr. Rubin of an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and providing an additional loan to the Company in the aggregate amount of $600,000.


         As of September 30, 1996, the $600,000 loan was converted into 60,000 Shares of Series C Preferred Stock. The Series C Preferred Stock, which has a liquidation value of $10.00 per Share is convertible into Common Stock at 75% of the current market price based on the average closing price for the Common Stock for the 10 days preceding the conversion. Each share of Series C Preferred Stock entitles the holder to 10 votes per share. The Series C Preferred Stock pays an annual dividend of 9%, based on the per Share liquidation value. In the event that the dividend, which is payable monthly, is not paid for three consecutive months , Mr. Rubin shall be entitled to an additional 100,000 Shares of Common Stock for each month that the dividend is not paid.


         As of September 30, 1996, Robert Rubin, a director and principal stockholder of the Company, converted an aggregate of approximately $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock. The Series B Preferred Stock, which has a liquidation value of $10 per share, is convertible into Common Stock at 75% of the current market price based on the average closing price for the Common Stock for the 10 days preceding the conversion. In addition, each share of Series B Preferred entitles the holder thereof to 10 votes per share. The Series B Preferred Stock pays an annual dividend of 9%, based on the per Share liquidation value. In the event that the dividend, which is payable monthly, is not paid for three consecutive months, Mr. Rubin shall be entitled to an additional 100,000 Shares of Common Stock for each month that the dividend is not paid.


         On September 9, 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz, Fredericks & Curtin, LLP ("GSKF&C") which provided that GSKF&C will provide certain legal and consulting services to the Company over an extended period of time. As compensation for its services, certain individual members of GSKF&C received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share.


         In November 1996, the Company issued an aggregate of 1,060,000 options to 35 employees of the Company, including two executive officers and one outside director, pursuant to the November 1996 Plan. The options are exercisable at $1.00 per share, vest over a period of five years, and expire ten years from the date of grant, if not sooner due to termination or death of the employee.

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

                                                  Feldman Radin & Co., P.C.
                                                  Certified Public Accountants

New York, New York
January 16, 1997 (February 25, 1997
as to (i) the third and fourth
paragraphs of Note 10 and (ii)
subsection (a) of Note 11).

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

Dated:  April 2, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                                                 Title                                  Date
         ----                                                 -----                                  ----

/s/ Jonathan Rosenberg
_______________________________                      President, Chief Executive Officer          April 2, 1997
Jonathan Rosenberg                                   and Director
                                                     (Principal Executive Officer)
/s/ Robert M. Rubin
_______________________________                      Chairman of the Board and a                 April 2, 1997
Robert M. Rubin                                      Director

/s/ Stuart A. Leiderman
_______________________________                      Executive Vice President of                 April 2, 1997
Stuart A. Leiderman                                  Sales and Marketing and a Director

_______________________________                      Director                                    April 2, 1997
Edward E. Hinds

_______________________________                      Director                                    April 2, 1997
Howard Katz

/s/ Irwin Oringer
_______________________________                      Principal Accounting Officer                April 2, 1997
Irwin Oringer                                        and Controller

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