Form 10QSB
period 1997-03-31
DIPLOMAT CORP
filed 1997-05-15
CIK 910319

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              ----------

                              FORM 10-QSB

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For The Quarter Ended March 31, 1997

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

Commission File Number 0-22432

                             DIPLOMAT CORPORATION
        (Exact name of registrant as specified in its charter)

Delaware                                                    13-3727399)
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

25 Kay Fries Drive, Stony Point, New York                   10980
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         914 786-5552

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                               APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 1997 5,843,525 Common Shares outstanding

          Transitional Small Business Disclosure (check One):

Yes _____  No __X__

                              DIPLOMAT CORPORATION

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

        Consolidated Balance Sheet - March 31, 1997                           3


        Consolidated Statements of Operations - For the three months
        and six months ended March 31, 1997 and March 31, 1996                4


        Consolidated Statements of Cash Flows - For the  six months ended
        March 31, 1997 and March 31, 1996                                     5

        Notes to Financial Statements                                       6-8

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                               9-15

PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities                                     16

Item 6 - Exhibits and Reports on Form 8-K                                    16


SIGNATURE                                                                    16

                  DIPLOMAT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                            MARCH 31, 1997

                                ASSETS


CURRENT ASSETS:

     Cash and cash equivalents                          $    43,592
     Accounts receivable, trade, net                      1,795,055
     Inventories                                          5,396,381
     Prepaid expenses                                     1,187,154
     Other current assets                                    70,121
                                                        -----------
           TOTAL CURRENT ASSETS                           8,492,303

PROPERTY AND EQUIPMENT
     less accumulated depreciation                        2,159,831
INTANGIBLE ASSETS                                         3,532,444
OTHER ASSETS                                                625,062
                                                        -----------
                                                        $14,809,640

                  LIABITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable-trade                             $ 4,719,231
     Loans payable-stockholders                             241,000
     Loans payable-bank                                   3,248,682
     Accrued expenses                                     1,026,710
     Current maturities of long term debt                   665,057
     Subordinated convertible term notes                  1,470,000
                                                        -----------
           TOTAL CURRENT LIABILITIES                     11,370,680
                                                        -----------

LONG TERM DEBT, less current maturities                   1,003,017
                                                        -----------


STOCKHOLDERS' EQUITY:
     Preferred stock                                      4,191,380
     Common stock                                               535
     Paid-in-capital                                      6,321,364
     Accumulated deficit                                 (8,077,336)
                                                        -----------
           TOTAL SHAREHOLDERS' EQUITY                     2,435,943
                                                        -----------
                                                        $14,809,640


                  See notes to financial statements.

                     DIPLOMAT CORPORATION AND SUBSIDIARY
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        Six Months Ended                      Three Months Ended
                                                    March 31         March 31              March 31         March 31
                                                      1997             1996                  1997             1996
                                                      ----             ----                  ----             ----
NET SALES                                          $13,829,270      $ 6,506,762           $ 6,781,748      $ 5,152,866
COST OF SALES                                        6,241,654        3,884,889             3,034,704        2,640,134
                                                   -----------      -----------           -----------      -----------
GROSS PROFIT                                         7,587,616        2,621,873             3,747,044        2,512,732
                                                   -----------      -----------           -----------      -----------
OPERATING EXPENSES:
    Selling expenses                                 2,468,107        1,801,948             1,376,070        1,313,568
    General and administrative expenses              3,153,424        1,862,304             1,383,852        1,314,420
    Warehouse and distribution expenses                350,109          394,110               212,257          214,984
                                                   -----------      -----------           -----------      -----------
        TOTAL OPERATING EXPENSES                     5,971,640        4,058,362             2,972,179        2,842,972
                                                   -----------      -----------           -----------      -----------
OPERATING INCOME (LOSS)                              1,615,976       (1,436,489)              774,865         (330,240)
OTHER INCOME (EXPENSE)                                   2,105           (1,270)                  195            2,685
INTEREST EXPENSE                                      (330,873)        (336,374)             (181,116)        (220,222)
                                                   -----------      -----------           -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                    1,287,208       (1,774,133)              593,944         (547,777)
INCOME TAXES (BENEFIT)                                 321,000         (209,392)              182,000         (209,392)
                                                   -----------      -----------           -----------      -----------
NET INCOME (LOSS)                                      966,208       (1,564,741)              411,944         (338,385)
PREFERRED STOCK DIVIDEND                               131,250                0                78,750                0
                                                   -----------      -----------           -----------      -----------
NET INCOME (LOSS)                                  $   834,958      $(1,564,741)          $   333,194      $   (38,385)
NET INCOME (LOSS) PER COMMON SHARE                       $0.16           $(0.35)                $0.06           $(0.08)
NUMBER OF SHARES USED IN COMPUTATION                 5,293,525        4,493,525             5,343,525        4,493,525


                      See notes to financial statements.

                  DIPLOMAT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                          Six months ended
                                                        March 31,     March 31,
                                                         1997          1996
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                   966,208    (1,564,741)
     Adjustments to reconcile net income
          to net cash provided by operating
          activities:
          Depreciation and amortization                  142,621        80,854
                                                      ----------    ----------
                                                       1,108,829    (1,483,887)
CHANGES IN ASSETS AND LIABILITIES

     (Increase) decrease in accounts receivable         (316,898)     (371,852)
     (Increase) decrease in inventories               (1,648,641)   (2,450,904)
     (Increase) decrease in prepaid expenses            (540,210)     (749,956)
     (Increase) decrease in other current assets       1,022,893      (612,257)
     (Increase) decrease in other assets                  60,598      (414,617)
     Increase (decrease) in accounts payable              49,905     2,844,550
     Increase (decrease) in accrued expenses            (706,034)    1,343,535
                                                      ----------    ----------
                                                        (969,558)   (1,895,388)
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment, net          (80,104)     (315,897)
     Acquisition of Biobottoms                                 0    (3,645,613)
                                                      ----------    ----------
                                                         (80,104)   (3,961,510)
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of warrants                                              628,000
     Preferred stock dividend                           (131,250)            0
     Proceeds from loans payable                         200,000     4,389,642
     Repayments of loans payable                        (122,784)      (94,638)
     Revolving credit agreement                        1,078,030       926,178
                                                      ----------    ----------
                                                       1,023,996     5,849,182
                                                      ----------    ----------
NET INCREASE (DECREASE) IN CASH                          (25,666)       (7,716)
CASH AND CASH EQUIVALENTS-beginning of period             69,258        49,695
                                                      ----------    ----------
CASH AND CASH EQUIVALENTS-end of period                   43,592        41,979

Supplemental disclosure of cash flow activity:
  Financing
     Issue of common and preferred stock
         in settlement of obligations                    336,380       600,000

Supplemental cash flow information:
  Cash paid for the year for:
     Interest                                            257,159       336,374
     Taxes                                                 4,837             0

                       DIPLOMAT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

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

        G. In March 1995, the Financial Accounting Standards Board ("FASB" issued Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting For the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed Of" SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The adoption of SFAS No. 121 did not result in any material adjustments in the financial statements for the period ended March 31, 1997.

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

        J. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs, principally the amortization of such prepaid catalog costs, are included in the statements of operations.

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

          The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition Notes"). The notes bear interest at 1% over the prime rate as defined in the agreements as long as no default occurs. One such note was due six months from the acquisition date and the second note was due in two equal installments of $375,000, nine months and eighteen months after the date of acquisition, respectively. The Company did not make the payments which were required in August and November 1996. On December 9, 1996 the Company received notification of the default from the former Biobottoms shareholders, which required that the Company cure the default under the notes within 270 days, or be subject to enforcement action. On February 25, 1997, the Biobottoms former shareholders agreed not to initiate enforcement action as a result of this or subsequent defaults until not earlier than December 31, 1997. In connection with obtaining this agreement, Diplomat agreed to pay the Biobottoms shareholders ten installments of $5,000 to be applied against the acquisition notes, commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for the remaining balance due on the acquisition notes. Should the Company fail to raise enough funds for repayment, it has agreed to repay the Biobottoms shareholders additional payments of $50,000 on July 1, 1997 and $100,000 on December 15, 1997, such amounts to be applied against the acquisition notes and pay interest beginning September 30, 1997. Additionally, the Company incurred costs related to the acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of 100,000 shares of the Company's convertible Series A Preferred Stock issued to a significant stockholder (who is also a member of the Board of Directors), as a fee for his assistance in consummating the acquisition. The Series A Preferred shares are convertible to 1,000,000 common shares of the Company. The Series A Preferred Stock is not entitled to any specific dividends or liquidation rights.

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

                                                        Six Months Ended
                                                         March 31, 1996
                                                        -----------------
                                                           (unaudited)

                Net Sales                                 $12,127,539

                Net Loss                                   (1,860,350)

                Net Loss Per Common Share                       (0.41)


          The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

          B. Financing: Simultaneously with the closing of the Biobottoms acquisition, the Company and Biobottoms entered into a loan and subordinated security agreement with a director and principal stockholder of the Company and an affiliate of such individual pursuant to which the Company borrowed from such director and principal stockholder and affiliate $2,353,100 and $450,000., respectively. The loan from the director and principal stockholder was utilized to fund the acquisition of Biobottoms in part. The loan from the affiliate has been utilized for working capital purposes. Subject to an intercreditor agreement between the Company's asset based lender and other lenders, the $450,000 loan was payable in full on May 4, 1996 and was paid in full together with a financing fee of $50,000 paid in May 1996.

          In connection with such aforementioned loan by a director and principal stockholder of the Company in the amount of $2,353,100, the Company issued 100,000 shares of its Series A Preferred Stock, which are convertible into 1,000,000 shares of common stock at the option of the directo and principal stockholder. The holder of such shares of preferred stock will have the right, subject to subordination and intercreditor agreement by and among Congress Financial Corporation and others, during any period during which there shall be an Event of Default under such loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. Such right of designation will continue during the duration of any such Event of Default. The Company has agreed at its sole cost and expense to include the common shares issuable upon conversion of the shares in any registration statement filed with the Securities and Exchange Commission by the Company within six months of the date hereof.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          During the three months and six months period ended March 31, 1997, certain lawsuits were settled resulting in a reduction of accounts payable and certain accrued liabilities were adjusted aggregating $270,000 less than originally estimated. This reduction has been included as a reduction of general and administrative expenses during the periods. During the periods, there was also a reduction of accounts payable and accrued liabilities of approximately $336,000 by the issuance of preferred stock and common stock in payment of the obligations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended  March 31, 1997 Compared to Six Months Ended March 31, 1996


NET SALES

          Consolidated net sales for the Six Month Period ended March 31, 1997 ("1997 Period") increased approximately $7,322,000 or 42% from the Six Month Period ended March 31, 1996 ("1996 Period"), primarily as a result of the Biobottoms sales of $5,566,000 not included in the 1996 period. Biobottoms was acquired February 9, 1996. The sales of Diplomat for the 1997 Period were $3,619,000 as compared to $3,173,000 for the 1996 Period and the sales of Biobottoms were $10,210,000 in the 1997 Period as compared to $8,955,000 in the 1996 Period.

          Consolidated cost of sales were 45%% of net sales in the 1997 Period and 60% in the 1996 Period. The increase in cost of sales of $2,357,000,000 in the 1997 Period included $2,705,000 from Biobottoms. Cost of sales of Diplomat for the 1997 Period were $1,637,000,000 as compared to $2,400,000 in the 1996 Period. The reduction of 32%% was a result of the restructuring of the Company during the 1997 Period. Cost of sales of Biobottoms increased 6% even though sales increased 14% from the 1996 Period to the 1997 Period.

OPERATING EXPENSES

          Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $1,913,000 from the 1996 Period to the 1997 Period primarily as a result of $5,045,000 of Biobottoms operating expenses in the 1997 Period. Operating expenses of Diplomat for the 1997 Period were $855,000 as compared to $2,400,000 in the 1996 Period. The reduction of 63%% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees and lower professional, advertising and consulting fees in the 1997 Period together with the settlement of lawsuits and adjustment of accrued expenses which reduced operating expenses by $270,000 Operating expenses of Biobottoms remained constant from the 1996 Period. Consolidated operating expenses were 43% of net sales in the 1997 Period and 62% in the 1996 Period.

          The net income for the 1997 Period was $966,000,000 as compared to a net loss of $1,565,000 for the 1996 Period.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

NET SALES

          Consolidated net sales for the Three Month Period ended March 31, 1997 ("1997 Period") increased approximately $1,629,000 or 32% from the Three Month Period ended March 31, 1996 ("1996 Period"), primarily as a result of the Biobottoms sales of $1,649,000 not included in the 1996 Period. Biobottoms was acquired February 9, 1996. The sales of Diplomat for the 1997 Period were $2,230,000 as compared to $1,819,000 for the 1996 Period and the sales of Biobottoms were $4,552,000 in the 1997 Period as compared to $4,453,000 in the 1996 Period.

          Consolidated cost of sales were 45% of net sales in the 1997 Period and 51% in the 1996 Period. The increase in cost of sales of $395,000 in the 1997 Period included $38,000 from Biobottoms. Cost of sales of Diplomat for the 1997 Period were $822,000 as compared to $1,156,000 in the 1996 Period. The reduction of 29% was a result of the restructuring of the Company during the 1997 Period. Cost of sales of Biobottoms increased 2% on increased sales of 2% from the 1996 Period to the 1997 Period.

OPERATING EXPENSES


          Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $299,000 or 5% from the 1996 Period to the 1997 Period, primarily as a result of an increase of $254,000 of Biobottoms operating expenses in the 1997 Period. Operating expenses of Diplomat for the 1997 Period were $346,000 as compared to $1,084,000 in the 1996 Period. The reduction of 68% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees, lower professional, advertising and consulting fees in the 1997 Period together with the settlement of lawsuits and the adjustment of accrued expenses which reduced operating expenses by $270,000. Operating expenses of Biobottoms remained relatively constant from the 1996 Period to the 1997 Period. Consolidated operating expenses were 44% of net sales in the 1997 Period and 55% in the 1996 Period.

          Interest expense decreased from $220,000 in the 1996 Period to $181,000 in the 1997 Period because of the borrowing of Biobottoms.

          The net income for the 1997 Period was $412,000 as compared to a net loss of $338,000 for the 1996 Period.

          The following summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to the amortization of goodwill and increased interest expense on the acquisition debt.

                                             Six Months           Pro-Forma
                                               Ended           Six Months Ended
                                           March 31, 1997       March 31, 1996
                                           --------------       --------------

Net Sales                                   $13,829,270           $12,127,539
Cost of Goods Sold                            6,241,000             6,730,421
                                            -----------           -----------
Gross Profit                                  7,587,616             5,397,118
Selling, General & Administrative Expenses    5,969,535             7,273,144
                                            -----------           -----------
Operating Income (Loss)                       1,618,081            (1,876,026)
Interest Expense                                330,873               405,901
                                            -----------           -----------
Income (Loss) Before Income Taxes             1,287,208            (2,281,927)
Income Taxes (Benefit)                          321,000              (421,577)
                                            -----------           -----------
Net Income (Loss)                               966,208            (1,860,350)

Six Months Ended March 31, 1997 Compared to Pro-Forma Six Months Ended March 31, 1996

NET SALES

          Consolidated net sales for the Six Month Period ended March 31, 1997 ("1997 Period") increased approximately $1,702,000 or 14% from the Six Month Period ended March 31, 1996 ("1996 Period"), as a result of the increase of Biobottoms sales of $1,255,000 and an increase in the sales of Diplomat for the 1997 Period of $447,000.

          Consolidated cost of sales were 45% of net sales in the 1997 Period and 55% in the 1996 Period. Cost of sales decreased $489,000 in the 1997 Period. Cost of sales of Diplomat for the 1997 Period decreased $764,000 as compared to the 1996 Period. The reduction of 32% was a result of the restructuring of the Company during the 1997 Period. Cost of sales of Biobottoms increased 6% even though sales increased 14% from the 1996 Period to the 1997 Period.

OPERATING EXPENSES

          Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses decreased approximately $1,304,000 from the 1996 Period to the 1997 Period. Operating expenses of Diplomat for the 1997 Period were $855,000 as compared to $2,300,000 in the 1996 Period. The reduction of 63% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees and lower professional, advertising and consulting fees in the 1997 Period together with the settlement of lawsuits and adjustment of accrued expenses which reduced operating expenses by $270,000. Operating expenses of Biobottoms remained constant from the 1996 Period. Consolidated operating expenses were 43% of net sales in the 1997 Period and 60% in the 1996 Period.


          The net income for the 1997 Period was $966,000 as compared to a net loss of $2,125,000 for the 1996 Period.

Liquidity and Capital Resources

          The Company completed an initial public offering on November 13, 1993 and received net proceeds of approximately $4,454,000. Proceeds of the offering were used for purchases of inventory, marketing and promotion, product development, reduction of accounts payable and repayment of loans from a principal stockholder and executive officer. The Company has relied upon the proceeds of its initial public offering, borrowings from an institutional lender, a principal stockholder and director of the Company, and proceeds from the exercise of warrants in 1995,1996 and 1997 in order to fund its operations.

          The Company's principal working capital credit facility is provided by Congress Financial Corporation.

          In April 1994, the Company entered into an agreement with Congress providing the Company with a maximum $3 million secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including with limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) percent above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends. Additionally, prior to amendment, the Company was required to maintain a minimum of $3,500,000 in stockholders' equity and a minimum of $4,500,000 of working capital (excluding the Congress loan and certain subordinated debt). At September 30, 1996, the Company was not in compliance with these financial covenants, however Congress continued to extend the Company credit under the terms of the original agreement. On February 25, 1997, the violations were waived by Congress, and the Company and Congress agreed on revised financial covenants. Under the revised agreement, the stockholders' equity and working capital minimums (excluding the Congress loan and certain subordinated debt) were reduced to (750,000) and 500,000, respectively, and shall be increased during the fiscal year ending September 30, 1997 to (250,000) and 1,500,000, respectively. The Company expects to be in compliance with the revised financial covenants at each measurement date.

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

          Accordingly, the Company made principal payments of $120,000 in 1994,

$120,000 in 1995, $175,000 in 1996 and would have been required to make payments of $174,800 in 1997. The balance of the debt was converted into Preferred Stock in September, 1996.

          In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to (i) the former Biobottoms stockholders in the amount of $1,500,000, (ii) Mr. Rubin in the amount of $2,353,100, and (iii) American United Global in the amount of $450,000. The American United Global loan was paid in May, 1996. Under the Deferred Payment Note, $750,000 was due August 9, 1996, $375,000 was due November 9, 1996 and $375,000 had been due August 9, 1997 together with interest. The August and November payments have not been made which accelerated the entire amount to be due. On December 9, 1996, the holders of these notes gave notice of default in accordance with the acquisition agreement. Under the Intercreditor Agreement ( as such term is defined below) the holders of the notes must wait 270 days after giving notice before taking any further action in the collection of these notes. On February 25, 1997, the holders of these notes agreed not to initiate an enforcement action prior to December 31, 1997. In connection with the obtaining of this agreement, Diplomat agreed to pay the holders of the Deferred Payment Notes ten installments of $5,000 to be applied against the Deferred Payment Notes commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for repayment of the remaining balance due on the Deferred Payment Notes. Should the Company fail to raise enough funds for repayment, it has agreed to repay the Biobottoms shareholders additional payments of $50,000 on July 1, 1997 and $100,000 on December 15, 1997 to be applied against the Deferred Payment Notes and pay interest beginning September 30, 1997. Mr. Rubin furnished the former Biobottoms shareholders with a limited guarantee up to a maximum liability of $100,000 pertaining to the payments due July 1, 1997 and December 15, 1997.

          Effective September 30, 1996, Mr. Rubin, a director and principal stockholder of the Company, agreed to convert an aggregate of $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock, which pay an annual dividend of 9% based on per share liquidation value.

          The Company issued Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and making additional loans to the Company in the aggregate amount of $600,000. As of September 30, 1996, the $600,000 loan was converted into 60,000 shares of Series C Preferred Stock which pay an annual dividend of 9% based on per share liquidation value.

          In connection with the February 9, 1996 closing on the Biobottoms acquisition ( the "Closing), Biobottoms established an inventory based credit facility with Congress Financial Corporation, the Company's principal lender, secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company (the "Biobottoms/Congress Loan Facility"). The maximum credit available under the facility is $2 million and on the date of Closing, $848,531 was available and borrowed.

          The Biobottoms/Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the "Prime Rate") plus 2%. At September 30, 1996, Biobottoms was not in compliance with certain covenants of the loan agreement, however Congress continued to extend Biobottoms credit under the terms of the agreement. On February 25, 1997 the violations were waived by Congress, and Congress and the Company agreed on revised financial covenants for the remainder of the Company's fiscal year ending September 30, 1997. The Company expects to be in compliance with the revised financial covenants at each measurement date.

          In February 1997, Mr. Rubin made an additional loan to the Company in the amount of $200,000. This loan, and the Series B and C Preferred Stock are referred to hereafter as the "Rubin Obligations".

          The Deferred Payment notes and the Rubin Obligations are, and the American United loans were subject to an Intercreditor Agreement with Congress Financial Corporation (the "Intercreditor Agreement") which has the effect of restricting or limiting enforcement remedies under the promissory notes evidencing the Deferred Payment and the Rubin Obligations prior to repayment of the senior debt payable to Congress Financial Corporation and restricting the repayment of principal payable thereon based upon certain minimum excess loan availability requirements.

          The Intercreditor Agreement also provides that irrespective of the relative priority status between the holders of the Deferred Payment obligations and the Rubin Obligations, repayment of the Deferred Payment is permitted to be paid provided that there has been no default of senior debt payable by the Company or Biobottoms to Congress, minimum excess availability requirements under the Company's loan facility with Congress are satisfied and such payments are made with proceeds from a subsequent sale of its capital stock. Subject to the Intercreditor Agreement, the Deferred Payment and the Rubin Obligations were payable from the proceeds from any sale of capital stock by the Company in the proportions of 40% on account of the Deferred Payment and 60% on account of the Rubin Obligations, except that before any such distributions are made, the Company will be required to reduce the outstanding principal amount of the Deferred Payment by $150,000. These provisions were amended on February 25, 1997, such that the proceeds of a private placement of the Company's Common Stock shall be applied first to repay in full the principal of, and all accrued interest thereon, the Deferred Payment Notes. The Company does not presently have any commitment for any such financing.

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

          All of the Class B Warrants were exercised during 1995 providing the Company with net proceeds of $628, 000. The Class D Warrants expired in July, 1996. The Class C Warrants were exercised in April 1997 providing the Company with proceeds of $500,000.

          In August 1996, the Company, in connection with a Non-Qualified Stock Option Plan, issued 500,000 options which were exercised at a price of $.95 per share.

          In November 1996, the Company, in connection with an Incentive Stock Option Plan, issued 1,060,000 options at an exercise price of $1.00 per share.

          There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

          During the six months ended March 31, 1997, there was a decrease in cash flow from operating activities of approximately $970,000 primarily from an increase in inventory required for the sale of seasonal products. This increase was funded by the revolving line of credit from Congress and a $200,000 loan from Robert Rubin.

PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          As of December 31,1996, the Company was not in compliance with its credit agreement with Congress Financial Corporation ("Congress"). Under the agreement, the Company must maintain $4,500,000 in working capital (excluding the Congress loan and certain subordinated debt), and stockholder's equity of $3,500,000. At December 31,1996, the balance due to Congress was approximately $2,101,900. On February 25, 1997, the violations were waived by Congress.

          In August and November the Company failed to pay Deferred Payment Notes, totaling $1,125,000 which it owed in connection with the acquisition of Biobottoms, Inc. ("Biobottoms"). On December 9, 1996, the holders of the notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after giving notice before taking further action in the collection of these notes. On February 25, 1997, the holders of these notes agreed not to initiate an enforcement action prior to December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             None


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIPLOMAT CORPORATION

May 15, 1997                               By: /s/ Jonathan Rosenberg
                                               ----------------------
                                               Jonathan Rosenberg
                                               Chief Executive Officer

May 15, 1997                               By: /s/ Irwin Oringer
                                               ----------------------
                                               Irwin Oringer
                                               Principal Accounting Officer and
                                               Controller