Form 10QSB
period 1997-06-30
DIPLOMAT CORP
filed 1997-08-29
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended June 30, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 1997 5,843,525 Common Shares outstanding

          Transitional Small Business Disclosure (check One):

Yes   / /       No   /X/

                              DIPLOMAT CORPORATION

                                      INDEX
                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

         Consolidated Balance Sheet - June 30, 1997                         3


         Consolidated Statements of Operations - For the three months
         and nine months ended June 30, 1997 and June 30, 1996              4

         Consolidated Statements of Cash Flows - For the nine
         months ended June 30, 1997 and June 30, 1996                       5

         Notes to Financial Statements                                     6-8


Item 2 - Management's Discussion and Analysis of Financial

         Conditions and Results of Operations                             9-15

PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities                                    16

Item 6 - Exhibits and Reports on Form 8-K                                   16

SIGNATURE                                                                   16

                       DIPLOMAT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30,1997

                                     ASSETS

CURRENT ASSETS:
           Cash and cash equivalents                             $     10,987
           Accounts receivable, trade,net                           1,603,321
            Inventories                                             5,558,875
            Prepaid expenses                                        1,058,262
            Other current assets                                      343,687
                                                                 ------------
                      TOTAL CURRENT ASSETS                          8,575,132

PROPERTY AND EQUIPMENT
          less accumulated depreciation                             2,219,203
INTANGIBLE ASSETS                                                   3,484,444
OTHER ASSETS                                                          631,707
                                                                 ------------
                                                                 $ 14,910,486

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable-trade                                $  4,572,521
           Loans payable-stockholders                                  37,000
           Loans payable-bank                                       2,975,623
           Accrued expenses                                         1,263,217
           Current maturities of long term debt                       685,265
           Subordinated convertible term notes                      1,500,000
                                                                 ------------
                          TOTAL CURRENT LIABILITIES                11,033,626
                                                                 ------------

LONG TERM DEBT,less current maturities                              1,013,265
                                                                 ------------

STOCKHOLDERS' EQUITY:
          Preferred stock                                           4,191,380
          Common stock                                                    585
          Paid-in capital                                           6,698,813
          Accumulated deficit                                      (8,027,183)
                                                                 ------------
                          TOTAL SHAREHOLDERS' EQUITY                2,863,595
                                                                 ------------
                                                                 $ 14,910,486

                       See notes to financial statements.

                       DIPLOMAT CORPORATION AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Nine Months Ended                 Three Months Ended
                                                 June 30          June 30          June 30          June 30
                                                  1997             1996             1997             1996
                                                  ----             ----             ----             ----
NET SALES                                     $ 19,866,711     $ 15,746,746     $  6,037,441     $  9,239,984

COST OF SALES                                    9,178,866        9,271,782        2,937,212        5,386,893
                                              ------------     ------------     ------------     ------------
GROSS PROFIT                                    10,687,845        6,474,964        3,100,229        3,853,091
                                              ------------     ------------     ------------     ------------

OPERATING EXPENSES:
       Selling expenses                          3,662,495        3,243,646        1,194,388        1,441,698
       General and administrative expenses       4,646,468        3,673,329        1,493,044        1,811,025
       Warehouse and distribution expenses         507,026          647,515          156,917          253,405
                                              ------------     ------------     ------------     ------------
            TOTAL OPERATING EXPENSES             8,815,989        7,564,490        2,844,349        3,506,128
                                              ------------     ------------     ------------     ------------

OPERATING INCOME (LOSS)                          1,871,856       (1,089,526)         255,880          346,963

OTHER INCOME(EXPENSE)                                2,480            1,415              375            2,685

INTEREST EXPENSE                                  (491,057)        (631,019)        (160,184)        (294,645)
                                              ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAX                  1,383,279       (1,719,130)          96,071           55,003

INCOME TAXES (BENEFIT)                             324,000         (168,340)           3,000           41,052
                                              ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                1,059,279       (1,550,790)          93,071           13,951

PREFERRED STOCK DIVIDEND                           162,000                0           79,500                0
                                              ------------     ------------     ------------     ------------
NET INCOME (LOSS) AVAILABLE
     FOR COMMON                               $    897,279     ($ 1,550,790)    $     13,571     $     13,951

NET INCOME (LOSS) PER
     COMMON SHARE                             $       0.16     ($      0.35)    $       0.00     $       0.00

NUMBER OF SHARES USED IN
         COMPUTATION                             5,458,525        4,493,525        5,843,525        4,493,525

                       See notes to financial statements.

                       DIPLOMAT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine months ended
                                                                     June 30,          June 30,
                                                                       1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income (Loss)                                      1,059,278        (1,550,790)
              Adjustments to reconcile net income to net cash
                 provided by operating activities:
                 Depreciation and amortization                         305,177           202,105
                                                                    ----------        ----------
                                                                     1,364,455        (1,348,685)
CHANGES IN ASSETS AND LIABILITIES
              (Increase)decrease in accounts receivable               (132,871)       (1,222,615)
              (Increase) decrease  in inventories                   (1,811,135)          153,004
              (Increase)decrease in prepaid expenses                  (411,318)           56,641
              (Increase)decrease in other current assets               749,324           606,555
              (Increase)decrease in other assets                       (18,047)                0
              Increase(decrease) in accounts payable                   (89,098)         (671,381)
              Increase(decrease)  in accrued expenses                 (683,574)          174,493
                                                                    ----------        ----------
                                                                    (1,032,264)       (2,251,988)
                                                                    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Acquisition of property and equipment,net               (194,032)          (42,510)
              Acquisition of Biobottoms                                      0        (4,567,662)
                                                                    ----------        ----------
                                                                      (194,032)       (4,610,172)
                                                                    ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Issuance of common stock                                 500,000           628,000
              Issuance of preferred stock                               91,380           600,000
              Preferred stock dividend                                (162,000)                0
              Proceeds from loans  payable                                   0         4,564,847
              Repayments of loans payable                              (66,326)       (1,053,907)
              Revolving credit agreement                               804,971         2,174,016
                                                                    ----------        ----------
                                                                     1,168,025         6,912,956
                                                                    ----------        ----------

NET INCREASE(DECREASE) IN CASH                                         (58,271)           50,796
CASH AND CASH EQUIVALENTS-beginning of period                           69,258            49,695
                                                                    ----------        ----------
CASH AND CASH EQUIVALENTS-end of period                                 10,987           100,491

Supplemental disclosure of cash flow activity:
     Financing
          Issue of common and preferred stock in settlement
              of obligations                                           213,880           600,000
Supplemental cash flow information:

     Cash paid for the year for:
          Interest                                                     491,057           631,019
          Taxes                                                          4,837                 0

                       DIPLOMAT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996


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

         G. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting For the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed Of" SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The adoption of SFAS No. 121 did not result in any material adjustments in the financial statements for the period ended June 30, 1997.

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

                  The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition Notes"). The notes bear interest at 1% over the prime rate as defined in the agreements as long as no default occurs. One such note was due six months from the acquisition date and the second note was due in two equal installments of $375,000, nine months and eighteen months after the date of acquisition, respectively. The Company did not make the payments which were required in August and November 1996. On December 9, 1996 the Company received notification of the default from the former Biobottoms shareholders, which required that the Company cure the default under the notes within 270 days, or be subject to enforcement action. On February 25, 1997, the Biobottoms former shareholders agreed not to initiate enforcement action as a result of this or subsequent defaults until not earlier than December 31, 1997. In connection with obtaining this agreement, Diplomat agreed to pay the Biobottoms shareholders ten installments of $5,000 to be applied against the acquisition notes, commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for the remaining balance due on the acquisition notes. In July 1997, the Company received proceeds from a Private Placement and pursuant to an agreement with the Biobottoms shareholders paid $1,500,000 in full satisfaction of all amounts due under the acquisition notes, and also amended its consulting agreements with Joan Cooper and Anita Dimondstein to provide for additional compensation of 29,204 shares each of the Company's common stock. Additionally, the Company incurred costs related to the acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of

100,000 shares of the Company's convertible Series A Preferred Stock issued to a significant stockholder (who is also a member of the Board of Directors), as a fee for his assistance in consummating the acquisition. The Series A Preferred shares are convertible to 1,000,000 common shares of the Company. The Series A Preferred Stock is not entitled to any specific dividends or liquidation rights.

                  The acquisition of Biobottoms has been accounted for as a purchase and accordingly its results of operations are included with the Company's beginning February 9, 1996.

                  The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition had occurred at the beginning of fiscal 1996, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt, and the adjustments required as a result of changes to certain employment agreements as a direct result of the acquisition.

                                                 Nine Months Ended
                                                   June 30, 1996
                                                 -----------------

                                                    (unaudited)

                  Net Sales                         $21,418,469

                  Net Loss                           (2,201,051)

                  Net Loss Per Common Share               (0.49)

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

                  In connection with such aforementioned loan by a director and principal stockholder of the Company in the amount of $2,353,100, the Company issued 100,000 shares of its Series A Preferred Stock, which are convertible into 1,000,000 shares of common stock at the option of the director and principal stockholder. The holder of such shares of preferred stock will have the right, subject to subordination and intercreditor agreement by and among Congress Financial Corporation and others, during any period during which there shall be an Event of Default under such loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. Such right of designation will continue during the duration of any such Event of Default. The Company has agreed at its sole cost and expense to include the common shares issuable upon conversion of the shares in any registration statement filed with the Securities and Exchange Commission.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         During the three months and nine months period ended June 30, 1997, certain lawsuits were settled resulting in a reduction of accounts payable and certain accrued liabilities were adjusted aggregating $320,000 less than originally estimated. This reduction has been included as a reduction of general and administrative expenses during the periods. During the periods, there was also a reduction of accounts payable and accrued liabilities of approximately $214,000 by the issuance of preferred stock and common stock in payment of obligations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended June, 1997 Compared to Nine Months Ended June 30, 1996

NET SALES

         Consolidated net sales for the Nine Month Period ended June 30, 1997 ("1997 Period") increased approximately $4,120,000 or 26% from the Nine Month Period ended June 30, 1996 ("1996 Period"), primarily as a result of the Biobottoms sales of $5,566,000 not included in the 1996 period. Biobottoms was acquired February 9, 1996. The sales of Diplomat for the 1997 Period were $5,846,000 as compared to $7,554,000 for the 1996 Period and the sales of Biobottoms were $14,020,000 in the 1997 Period as compared to $13,864,000 in the 1996 Period.

         Consolidated cost of sales were 46% of net sales in the 1997 Period and 59% in the 1996 Period. The cost of sales of $9,179,000 in the 1997 Period included $6,236,000 from Biobottoms. Cost of sales of Diplomat for the 1997 Period were $2,943,000 as compared to $5,462,000 in the 1996 Period. The reduction of 46% was a result of the restructuring of the Company during the 1997 Period and from lower sales. Cost of sales of Biobottoms decreased 7% even though sales increased 1% from the 1996 Period to the 1997 Period.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general,

administrative, warehouse and distribution expenses increased approximately $1,252,000 from the 1996 Period to the 1997 Period primarily as a result of $3,257,000 of Biobottoms operating expenses not in the 1996 Period. Operating expenses of Diplomat for the 1997 Period were $1,346,000 as compared to $3,304,000 in the 1996 Period. The reduction of 59% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees and lower professional, advertising and consulting fees in the 1997 Period together with the settlement of lawsuits and adjustment of accrued expenses which reduced operating expenses by $320,000. Operating expenses of Biobottoms remained constant from the 1996 Period. Consolidated operating expenses were 45% of net sales in the 1997 Period and 48% in the 1996 Period.

         Interest expense decreased 22% from 1996 to 1997 as a result of the conversion of debt to preferred stock by a principal stockholder.

         The net income for the 1997 Period was $1,059,000 as compared of a net loss of $1,551,000 for the 1996 Period.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

NET SALES

         Consolidated net sales for the Three Month Period ended June 30, 1997 ("1997 Period") decreased approximately $3,203,000 or 35% from the Three Month Period ended June 30, 1996 ("1996

Period"), primarily as a result of the decreases in Biobottoms sales of $1,099,000 and Diplomat of $2,155,000 from 1996 to 1997. The sales of Diplomat for the 1997 Period were $2,227,000 as compared to $4,382,000 for the 1996 Period because of lower sales to Wal Mart in 1997. The sales of Biobottoms were $3,810,000 in the 1997 Period as compared to $4,909,000 in the 1996 Period.

                Consolidated cost of sales were 49% of net sales in the 1997 Period and 58% in the 1996 Period. The decrease in cost of sales of $2,450,000 in the 1997 Period included $745,000 from Biobottoms. Cost of sales of Diplomat for the 1997 Period were $1,306,000 as compared to $3,062,000 in the 1996 Period. The reduction of 57% was a result of the restructuring of the Company during the 1997 Period and from lower sales. Cost of sales of Biobottoms decreased 14% on decreased sales of 22% from the 1996 Period to the 1997 Period.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses decreased approximately $662,000 or 19% from the 1996 Period to the 1997 Period, primarily as a result of a decrease of $513,000 of Diplomat operating expenses in the 1997 Period. Operating expenses of Diplomat for the 1997 Period were $532,000 as compared to $1,005,000 in the 1996 Period. The reduction of 48% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees, lower professional, advertising and consulting fees in the 1997 Period. Operating expenses of Biobottoms remained relatively constant from the 1996 Period to the 1997 Period. Consolidated operating expenses were 48% of net sales in the 1997 Period and 38% in the 1996 Period.

         Interest expense decreased 46%from 1996 to 1997 as a result of the conversion of debt to preferred stock by a principal stockholder.

         The net income for the 1997 Period was $93,000 as compared to net income of $14,000 for the 1996 Period.

         The following summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition had occurred at the beginning of fiscal 1996, after giving effect to the amortization of goodwill and increased interest expense on the acquisition debt.

                                             Nine Months          Pro-Forma
                                                Ended         Nine Months Ended
                                            June 30, 1997       June 30,1996
                                            -------------     -----------------
Net Sales                                    $19,866,711       $21,418,469
Cost of Goods Sold                             9,178,866        12,168,261
                                              ----------       -----------
Gross Profit                                  10,687,845         9,250,208
Selling, General & Administrative Expenses     8,813,509        10,819,488
                                              ----------       -----------
Operating Income (Loss)                        1,874,336         (1569,280)
Interest Expense                                 491,057           989,296
                                              ----------           -------
Income (Loss) Before Income Taxes              1,383,279        (2,558,576)
Income Taxes (Benefit)                           324,000          (357,525)
                                                --------          ---------
Net Income (Loss)                              1,059,279        (2,201,051)


Nine Months Ended June 30, 1997 Compared to Pro-Forma Nine Months Ended June 30, 1996

NET SALES

         Consolidated net sales for the Nine Month Period ended June 30, 1997 ("1997 Period") decreased approximately $1,551,000 or 7% from the Nine Month Period ended June 30, 1996 ("1996 Period"), as a result of the increase of Biobottoms sales of $157,000 and a decrease in the sales of Diplomat for the 1997 Period of $1,708,000.

         Consolidated cost of sales were 46% of net sales in the 1997 Period and 57% in the 1996 Period. Cost of sales decreased $2,989,000 in the 1997 Period. Cost of sales of Diplomat for the 1997 Period decreased $2,519,000 as compared to the 1996 Period. The reduction of 46% was a result of the restructuring of the Company during the 1997 Period and from lower sales. Cost of sales of Biobottoms decreased 7% even though sales increased 11% from the 1996 Period to the 1997 Period.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses decreased approximately $2,006,000 from the 1996 Period to the 1997 Period. Operating expenses of Diplomat for the 1997 Period were $1,252,000 as compared to $3,304,000 in the 1996 Period. The reduction of 59% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees and lower professional, advertising and consulting fees in the 1997 Period together with the settlement of lawsuits and adjustment of accrued expenses which reduced operating expenses by $320,000. Operating expenses of Biobottoms remained constant from the 1996 Period. Consolidated operating expenses were 45% of net sales in the 1997 Period and 51% in the 1996 Period.

         The net income for the 1997 Period was $1,059,000 as compared to a net loss of $2,201,000 for the 1996 Period.

Liquidity and Capital Resources

         The Company completed an initial public offering on November 13, 1993 and received net proceeds of approximately $4,454,000. Proceeds of the offering were used for purchases of inventory, marketing and promotion, product development, reduction of accounts payable and repayment of loans from a principal stockholder and executive officer. The Company has relied upon the proceeds of its initial public offering, borrowings from an institutional lender, a principal stockholder and director of the Company, and proceeds from the exercise of warrants in 1995, 1996 and 1997 in order to fund its operations.

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

         Under the terms of the credit agreement, the Company could borrow up to 85% (reduced to 80% in the third quarter of 1997) of the amount of eligible accounts receivable (as defined in the agreement), not to exceed the maximum credit. In February 1995 the Agreement was amended to adjust the formula used to determine the amount available for revolving loans by including therein an amount based upon eligible inventory not to exceed $750,000.

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

         In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to (i) the former Biobottoms stockholders in the amount of $1,500,000, (ii) Mr. Rubin in the amount of $2,353,100, and (iii) American United Global in the amount of $450,000. The American United Global loan was paid in May, 1996. Under the Deferred Payment Note, $750,000 was due August 9, 1996, $375,000 was due November 9, 1996 and $375,000
had been due August 9, 1997 together with interest. The August and November payments have not been made which accelerated the entire amount to be due. On December 9, 1996, the holders of these notes gave notice of default in accordance with the acquisition agreement. Under the Intercreditor Agreement (as such term is defined below) the holders of the notes must wait 270 days after giving notice before taking any further action in the collection of these notes. On February 25, 1997, the holders of these notes agreed not to initiate an enforcement action prior to December 31, 1997. In connection with the obtaining of this agreement, Diplomat agreed to pay the holders of the Deferred Payment Notes ten installments of $5,000 to be applied against the Deferred Payment

Notes commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for repayment of the remaining balance due on the Deferred Payment Notes. In July 1997, the Company received proceeds from a Private Placement and pursuant to an agreement with the Biobottoms shareholders paid $1,500,000 in full satisfaction of all amounts due under the acquisition notes, and also amended its consulting agreements with Joan Cooper and Anita Dimondstein to provide for additional compensation of 29,204 shares each of the Company's common stock. Mr. Rubin furnished the former Biobottoms shareholders with a limited guarantee up to a maximum liability of $100,000 pertaining to the payments due July 1, 1997 and December 15, 1997.

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

         In February 1997, Mr. Rubin made an additional loan to the Company in the amount of $200,000. This loan, and the Series B and C Preferred Stock are referred to hereafter as the " Rubin Obligations".

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

         The Intercreditor Agreement also provides that irrespective of the relative priority status between the holders of the Deferred Payment obligations and the Rubin Obligations, repayment of the Deferred Payment is permitted to be paid provided that there has been no default of senior debt payable by the Company or Biobottoms to Congress, minimum excess availability requirements under the Company's loan facility with Congress are satisfied and such payments are made with proceeds from a subsequent sale of its capital stock. Subject to the Intercreditor Agreement, the Deferred Payment and the Rubin Obligations were payable from the proceeds from any sale of capital stock by the Company in the proportions of 40% on account of the Deferred Payment and 60% on account of the Rubin Obligations, except that before any such distributions are made, the Company will be required to reduce the outstanding principal amount of the Deferred Payment by $150,000. These provisions were amended on February 25, 1997, such that the proceeds of a private placement of the Company's Common Stock shall be applied first to repay in full the principal of, and all accrued interest on the Deferred Payment Notes.

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

         At the time that the Biobottoms acquisition was completed, additional equity financing was contemplated to fund the scheduled payments of the acquisition debt and working capital requirements for the Diplomat and Biobottoms businesses. Such financing was not secured within the time constraints contemplated by the management of the Company. As a result, the acquisition debt was not paid when due. In addition, the Company is experiencing severe working capital shortages and requires additional capital resources to fund its existing operations. Under Diplomat's and Biobottoms' lending facilities with Congress Financial, the Company has borrowed the maximum amounts available as of the date hereof and there is no unused loan availability. The Company is pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to existing stockholders. The failure to secure additional working capital will materially adversely affect the business and financial condition of the Company. Insufficient working capital may require the Company to reduce operations significantly.

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

         In May 1997, the Company, in connection with a Private Placement, offered 1,250,000 shares of Common Stock at a price of $2.00 per share.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

         During the nine months ended June 30, 1997, there was a decrease in cash flow from operating activities of approximately $1,032,000 primarily from an increase in inventory required for the sale of seasonal products. This increase was funded by the revolving line of credit from Congress, a $200,000 loan from Robert Rubin and the proceeds from warrant exercise.

PART II  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of December 31,1996, the Company was not in compliance with its credit agreement with Congress Financial Corporation ("Congress"). Under the agreement, the Company must maintain $4,500,000 in working capital (excluding the Congress loan and certain subordinated debt), and stockholder's equity of $3,500,000. At December 31,1996, the balance due to Congress was approximately $2,101,900. On February 25, 1997, the violations were waived by Congress and the Company and Congress agreed on revised financial covenants. The Company expects to be in compliance with the revised financial covenants at each measurement date.

         In August, 1996 and November, 1996 the Company failed to pay Deferred Payment Notes, totaling $1,125,000 which it owed in connection with the acquisition of Biobottoms, Inc. ("Biobottoms"). On December 9, 1996, the holders of the notes gave notice of default in accordance with the acquisition agreement. Under this agreement, the holders of the notes must wait 270 days after giving notice before taking further action in the collection of these notes. On February 25, 1997, the holders of these notes agreed not to initiate an enforcement action prior to December 31, 1997. In July 1997, these notes were paid in full.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIPLOMAT CORPORATION

August 15, 1997                           By: /s/ Jonathan Rosenberg
                                              ----------------------
                                              Jonathan Rosenberg
                                              Chief Executive Officer

August 15 , 1997                          By: /s/ Irwin Oringer
                                              --------------------------------
                                              Irwin Oringer
                                              Principal Accounting Officer and
                                              Controller