Form 10KSB40
period 1997-09-30
DIPLOMAT CORP
filed 1998-01-14
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the fiscal year ended September 30, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


Commission File No. 0-22432

                              DIPLOMAT CORPORATION
                              --------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       13-3727399
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

25 Kay Fries Drive, Stony Point,New York
----------------------------------------                     10980
(Address of principal executive offices)                   (Zipcode)


Registrant's telephone number, including area code-.       (914) 786-5552

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                          Name of exchange on which
-------------------                          -------------------------

Applicable                                   registered     Nasdaq Stock Market
                                             ----------

Securities registered pursuant to Section 12(g) of the Act:
        Common Stock,$.0001 par value and Common Stock Purchase Warrants
        -----------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Regulation S-K (s.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)


        The issuer's net sales for the most recent fiscal year were $35,147,333.

        The aggregate market value of the voting stock held by non-affiliates based upon the closing bid price on December 15, 1997 was approximately $25,390,000.

        As of January 12, 1998 there were 10,685,683 shares of Common Stock, par value $.00001 per share, outstanding.

        Certain exhibits listed in Part IV have been incorporated by reference. The index to exhibits appears on Page

PART I

Item 1. Business

               Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks included, among others, the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins.

               This 10-KSB assumes the completion of the acquisition of Lew Magram, Ltd. which as of the date hereof has not closed. There can be no assurance that the acquisition will close.

General

               The term "the Company" shall include Diplomat Corporation and its wholly-owned subsidiaries, Biobcttoms, Inc. ("Biobottoms") Brownstone Holdings, Inc. ("Brownstone") and Lew Magram Ltd. ("Lew Magram") unless otherwise indicated. The term "Diplomat" shall refer to the operations of the Diplomat Corporation exclusive of its subsidiaries.

               On February 9, 1996, Diplomat Corporation completed the acquisition of Biobottoms, a California corporation located in Petaluma, California. Biobottoms is a children's, mail order catalog company selling apparel and accessories in the United States for newborns through preteens. Management of the Company believes that this business combination will strengthen the Company's existing business by joining the manufacturing strength and expertise of the Company with the retailing expertise of Biobottoms.

               On October 30, 1997, Diplomat acquired out of bankruptcy all of the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalog.

               On January 13, 1998, the Company completed the acquisition of Lew Magram, a New Jersey based women's apparel mail order catalog business. For accounting purposes, the acquisition was effected as of July 1, 1997, the day that the Company took effective control of Lew Magram.

               The Company designs, develops, markets and distributes infantwear and care products, nursery accessories and products for infant and toddler comfort and care, women's apparel and accessories, and apparel and accessories for newborns through preteens. Diplomat sells primarily cloth diapers, diaper covers, furniture covers, layette, infant and child travel products, such as infant car seat covers, and other accessories marketed principally under the trademarks Ecology KidsTM and BiobottomsTM. Brownstone, through direct mail catalogs, sells mature women's apparel and accessories under the various trademarks of Brownstone. Lew Magram, through direct mail catalogs, sells apparel and accessories for the professional women's market. The Company's products are marketed in the United States and internationally. While international sales of Diplomat's products have not been material, its products are sold in several Pacific Rim countries, (Japan, Singapore, Taiwan and Malaysia). Biobottoms' products are sold domestically and internationally. Biobottoms distributes a catalog in Japan and has an 800 number which is answered in Japanese at the Petaluma office. Sales in Japan have accounted for 20% of Biobottoms' sales since the Company acquired it. International sales of women's apparel have not been significant.

               In November 1996, the Company restructured Diplomat's Stony Point, New York operations by eliminating several of its unprofitable retail lines and downsizing its distribution facility. The Company intends to focus Diplomat's operations on its traditional core business under its Ecology KidsTM brand name, which has historically generated the largest part of the Company's revenue.

Marketing and Sales

               The primary customers of Diplomat are major mass merchandisers, including Toys `R' Us, Inc. ("Toys `R' Us") and Wal-Mart Stores, Inc. ("Wal-Mart") . The foregoing two customers represented a total of approximately 42% of the Diplomat division's total revenues during the fiscal year ended September 30, 1997. Diplomat's products are presently carried by Wal-Mart, Toys `R' Us, Target Stores and Kids `R' Us, all nationally known merchants. Diplomat's products are also sold to drug store chains, catalog showrooms, mail order catalogs and food and drug chains which include Publix, Winn-Dixie and Walgreens.

               Biobottoms is a direct mail catalog company selling apparel and accessories primarily for newborns through preteens. The majority of the products offered for sale by Biobottoms are made of natural fibers and are designed by Biobottoms with an emphasis on comfort and ease of care. Biobottoms mailed over 9 million catalogs to its existing and prospective customers and delivered over $18 million of merchandise in 1996. The catalog is redesigned four times a year and is mailed as many as 13 times a year to a combination of customers and prospective customers. The catalog is divided into product categories, generally by the age of the child and the size of the products being offered. Biobottoms operated a retail store selling overstocks and out-of-season items. The store was closed in December 1997.

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

               Biobottoms' brand products allow the Company to distinguish itself from other catalogs and retailers. The lower cost of these goods also gives management more pricing flexibility. Biobottoms has increased its average order size in each of the past few years by increasing the number of items per order while decreasing the average item price. Biobottoms has also significantly expanded the age range of its merchandise, testifying to the appeal of the Biobottoms brand.

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

               Even though the Company has shifted its emphasis to the mail order business, it continues to market Diplomat's products. The Company's plan is to evaluate Diplomat's business and determine which areas should be continued. Diplomat was a party to an exclusive distribution agreement ("the Lamaze Agreement") with Ambrose & Montgomery, doing business as "Lamaze from AMI". Pursuant to the Lamaze Agreement, Diplomat was granted the right to utilize the Lamaze registered trademark in conjunction with the manufacture, advertisement, promotion, distribution and sale of various products for infants. The Lamaze Agreement expired in July 1996. Accordingly, the Company no longer uses the Lamaze registered trademark.

               Although the Company has traditionally focused on direct marketing of infant- related care and comfort products and accessories and apparel accessories for newborns through preteens, management believes that economic conditions in the direct marketing apparel industry are favorable. The Company has expanded its strategy to become an industry leader in the direct mail catalog apparel industry through its recent acquisitions of Lew Magram and the assets of Jean Grayson's Brownstone Studio, Inc.

               Lew Magram is engaged in the direct mail catalog upscale women's apparel and accessories business. Lew Magram mails its catalogs to prospective target customers based on customer files and rented prospect lists.

               Brownstone is engaged in the business of selling mature women's apparel and accessories through a mail order catalog and through a single outlet store located in Secaucus, New Jersey.

New and Planned Products

               The Company's success depends in part upon the development of strong brand identification for its current and proposed products. The primary direction of the Company's marketing plan is to promote certain of its existing products and develop new products under the various trademarks that it owns. Achieving and maintaining market acceptance for its products will require significant efforts and expenditures. There can be no assurance that the Company will be successful in effecting this plan.

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

Manufacturing and Sourcing

               Historically, Diplomat obtained substantially all of its raw materials required for the manufacture of its products and shipped such materials to contract manufacturers who assembled the products in accordance with the Company's specifications and under its supervision, either from facilities at the Company's Rockland County, New York warehouse and distribution facilities, or other locations in New York State.

               Biobottoms provides for manufacturing and sourcing of products in a number of ways. Private label vendors supply some high volume basics, such as shirts, play pants and knit shorts, where price competitiveness is critical.

               Lew Magram and Brownstone private label products are produced by many third part manufacturers based on design and material specifications provided by Lew Magram and Brownstone. Branded merchandise is purchased by Lew Magram and Brownstone merchants from third party vendors.

               Other manufacturers, that may be more costly, compared to private label vendors, may be used for products requiring shorter lead times or testing fashion trends. This provides greater flexibility for inventory management. Manufacturing groups provide control of the manufacturing process by closely supervising all phases of production with local consultants and contractors. Manufacturing groups are a convenient source for testing new private label product concepts. Branded merchandise from a variety of manufacturers is the further source of products for Biobottoms.


Major Customers

               For the fiscal year ended September 30, 1996, two of the Company's customers, Toys `R' Us and Wal-Mart individually accounted for approximately 17% and 36% respectively, of the Diplomat net sales. For the fiscal year ended September 30, 1997, such customers individually accounted for 31% and 11%, respectively, of the Diplomat division's sales. Sales to such customers accounted for approximately 22% of the Company's sales for the nine month period ended September 30, 1996. The Company has no written contracts with such customers and there can be no assurance that such customers will continue to purchase products from the Company. The loss of either of these customers would have a materially adverse effect on the Company's business.

               In addition, the Company sold its products to approximately 500 retail accounts consisting primarily of mass merchandisers and toy retailers, and, to a lesser extent, drug store chains, catalog showrooms, mail order operations and food store chains. in addition to Toys 'R' Us and Wal-Mart, the Company's customers include Burlington Coat Factory, Kids `R' Us, Winn- Dixie Supermarkets, American Drug Stores, Eckerd Drugs, Walgreens, Caldor, Target Stores and Publix Supermarkets. A reduction in the number of retail accounts from prior periods reflects a change in customer mix, with an increased emphasis on mass merchandisers and chain stores. The decrease also reflects general economic conditions which include a decrease generally in the number of retailers.

               Neither Lew Magram and Brownstone have a single customer which accounts for a significant portion of their sales.

               Seasonality of product is generally not a factor affecting the Company's sales. Sales fluctuations are, however, affected by special seasonal promotional activities of the merchandise retailer. The sales of the mail order companies are affected by seasonality with the winter holiday season being the strongest.

Quality Assurance

The Company's products are chosen based upon the following criteria:

                    .o   Quality
                    .o   Price/Value
                    .o   Fabric
                     o   Fit
                     o   Testing
                     o   Exclusivity
                     o   Color/Print
                     o   Styling
                     o.  Manufacturing Responsibility
                     o   Merchandising

               At least two additional features must be present that add appropriate performance or styling benefits, including:

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

Product Liability

               The Company currently has an aggregate of $2,000,000 of product liability insurance for its current products with an umbrella policy of up to an aggregate of $3,000,000. The Company does not intend to increase such coverage upon commercialization of any other product under development. There can be no assurance that the Company's existing coverage will be sufficient to cover any liability resulting from any product liability claims or that the Company would have funds available to pay any claims over the limit of its insurance. Either an under insured or an uninsured claim could have a materially adverse effect on the Company.

Trademarks, Patents and Proprietary Rights

               The Company's success depends, in part, upon the development of strong brand identification for its current and proposed products. Diplomat has trademark protection for the name Ecology Kids(TM) and, since the recent asset acquisition, Brownstone(TM) and other trademarks, and has historically relied heavily on its right to utilize the Lamaze name in accordance with its now expired distribution agreement with AMI. Although there can be no assurance thereof, the Company does not believe that the inability to use the Lamaze name will have an adverse effect on the Company.

             The Company has trademark protection to utilize the name "Fresh Air Wear" in connection with the sale of Biobottoms' products and may apply for other trademarks as it deems appropriate. There can be no assurance that future trademark protection will be obtained, or that if obtained, will not be infringed upon by others. In addition, if any of the Company's trademarks are infringed upon, there can be no assurance that the Company can successfully challenge any alleged infringement. In the event that it becomes necessary to establish recognition of alternative trademarks, the cost of such development could be substantial, and, as a result, materially adversely affect the Company's business and prospects.

                    In November 1992 the Company acquired the four-year exclusive license to a United States patented thermochromatic process that can be utilized with a diaper cover to indicate wetness and soiling through heat generated color changes. This License was entered into for the purpose of promoting an extension of the Company's diaper cover business and for use in developing a disposable diaper pad product combination, providing the convenience of disposable diapers, while generating significantly less solid waste. Plans to develop the disposable diaper pad product are not being actively pursued at this time. The License required that the Company pay fixed annual minimum royalty payments of $50,000 in 1993, $87,500 in 1994, and $100,000 in 1995 and 1996. All minimum royalty payments required to be paid have been paid through 1995 and the balance of the 1996 payments were paid in 1997. The Company did not exercise its right to extend the License.

Competition

             There are a wide range of catalogs selling infant and children's apparel in competition with Biobottoms. These vary from general catalog merchandisers, such as JC Penney, to smaller specialty children's, apparel catalogs. Biobottoms believes it competes primarily with the latter, which group includes: Hanna Anderson, Playclothes, Childrens Wear Digest, Storybook Heirlooms and Wooden Soldier. Companies in the catalog business compete on price, product quality, features, benefits, brand name and customer service. Biobottoms seeks to market a product line that is distinctive from its competitors. Biobottoms also competes with non-mail order children's clothing retailers, including specialty stores, department stores, major chains and discount retailers. Gap Kids, Gymboree and other national retailers are also competitors outside the direct mail industry. Although certain of these direct competitors have greater financial and marketing resources, Biobottoms believes that it has been able to be competitive because of its ability to offer quality products, reasonable prices and outstanding customer service.

             Lew Magram competes in the highly competitive retail women's apparel market specifically the retail direct market catalog women's apparel market. Direct competitors include Spiegel, Chadwick's of Boston and J. Crew, each of which have substantially greater resources and market share than Lew Magram.

             The infant and toddler products industries, as well as the women's apparel and accessory markets, are extremely competitive in the United States and Diplomat faces substantial competition in each of its product lines. The Company competes in a variety of segments within these product categories, including disposable diapers, infant and juvenile furnishings, and mature women's apparel and accessories. Competitive factors include quality, price, style, name recognition and service. Although the Company believes that it can compete favorably in these areas, there can be no assurance thereof.

             The mature women's apparel and accessories markets are extremely competitive. Brownstone competes in three size categories, petite, missy and large sizes. Brownstone competes with several catalogs serving these markets including Talbott's, Nicole Somers, Damon's & Draper's Papillon, as well as, to various degrees, specialty store catalogs such as Nordstrom's Sak's and Nieman Marcus.

Employees

               As of October 27, 1997, Diplomat had 33 full time employees in its Stony Point facility. Of such employees, three act in executive capacities, three are full time sales and marketing personnel, one is a customer service representative and 26 are administrative and warehouse personnel. None of the employees are covered by a collective bargaining agreement. The company considers its relations with the employees to be good.

             Biobottoms employs permanent, full time and part time employees, part time casual (not eligible for benefits), and temporary workers due to seasonal increases in its sales volume. This allows for optimal employment levels during peak and slack times. Also, it allows a portion of the work force the option of flexible working hours. At October 27, 1997, Biobottoms employed 148 employees 63 of which are full time. None of the Biobottoms employees are represented by any labor union.

             Diplomat, through a management arrangement with Lew Magram, has been managing the business of Brownstone.

             Lew Magram has approximately 325 employees, including 225 full time and 100 part time employees.

Item 2. Properties

Properties and Facilities

             In December 1992, Loshell Realty Corporation ("Loshell"), owner of the real estate and buildings housing the Company's warehouse and distribution facilities located at 25 Kay Fries Drive, Stony Point, New York (the "Facilities'), transferred to the Company a fee interest in the Facilities, subject to purchase money mortgage indebtedness. The Facilities consist of five buildings aggregating approximately 40,000 square feet, located on approximately seven acres. The Facilities had an adjusted basis of $1,984,857 when transferred to the Company. Approximately 1,000 square feet of the Facilities are utilized by the Company's contract manufacturers located at the premises. Sheldon R. Rose, the Ccmpany's former President and Chief Executive officer and his wife are the sole shareholders of Loshell. In connection therewith, the Company assumed purchase money mortgage indebtedness of Loshell aggregating approximately $1,799,000 ($1,101,000 with respect to a first mortgage note due August 2010, bearing interest at an initial rate of $11.75% adjusted every three years, commencing July 1993 (currently 6.375%) and $698,000 with respect to a subordinated mortgage note originally due July 1995, but extended to January 1998, bearing interest at an initial rate of 11.5% per annum. Mr. Rose and his wife have personally guaranteed payment of the first mortgage, and Mr. Rose and Loshell are co-makers of the subordinated mortgage note. The Company pays approximately $26,000 per month for both mortgage payments and real estate taxes.

               Biobottoms leases approximately 17,60O square feet of office space and 18,700 square feet of warehouse space in Petaluma, California. In addition, Biobottoms leases 1,700 square feet of retail space in Petaluma, California. Total fixed monthly payments (exclusive of any applicable common area maintenance charges) currently under these leases is $28,632 and the lease agreements provide for fixed annual increases. The office lease and warehouse leases expire on July 1, 1998. No determination has been made as to whether either or both of these leases will be renewed. These properties are adequate for current planned operations. Other suitable facilities are available at competitive prices and terms. The retail lease for Petaluma renews bi-annually.

               Brownstone has moved from its Secaucus facility and is operating from the facilities of Lew Magram in Teaneck, New Jersey. Lew Magram leases approximately 73,000 square feet of warehouse and office space in Teaneck, New Jersey. Total fixed monthly charges are approximately $49,000 subject to annual escalation clauses. The lease expires in August 1999, subject to two five-year renewal options. Lew Magram also leases approximately 13,000 square feet in New York City at $19,000 per month. .

Item 3. Legal Proceedings

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

             In February 1997, Francine Nichols, a former consultant to the Company, commenced an action against the Company in the Supreme Court of the State of New York, New York County, to recover approximately $240,000 allegedly due under a consulting agreement between Ms. Nichols and the Company. The Company disputes each claim and intends to vigorously defend against them. However, should the claimant prevail, the result may have a material adverse affect on the Company.

             In July 1997, Federal Express commenced an action against Biobottoms claiming approximately $180,000 in unpaid delivery invoices. Biobottoms has disputed this claim and has filed a counter claim on several bases, one of which is nonperformance. Although Biobottoms intends to vigorously defend against the claim, should the claimant prevail, the result may have a material adverse affect an Biobottoms and the Company.

             In November 1997, Lew Magram was served with a proposed assessment from the State of New York related to a sales tax audit aggregating approximately $2.4 million, including penalties and interest. Lew Magram disputes the assessment and intends to vigorously defend against it. Although the Company is entitled to indemnification by certain selling Lew Magram Ltd shareholders, an unfavorable result could have a material adverse effect on the Company.
             Other than the above claims, the Company has no notice of any pending or threatened material litigation.

Item 4. Submission of Matters To A Vote Of Security Holders

             During the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders.

                                  PART II

Item 5. Market for the Company's Common Stock and Warrants

      As of the date hereof, the Company has outstanding its Common Stock $.0001 par value ("Common Stock") and Warrants to purchase its Common Stock ("Warrants"). The principal market for the Common Stock and Warrants is the NASDAQ Small Cap Market ("NASDAQ") under the symbols of DIPL and DIPLW, respectively. The following table sets forth the closing high and low bid prices for the Common Stock and Warrants for each calendar quarter.The prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions. NASDAQ quotations do not assume that the market for the Company's securities will be sustained,

                                      Common Stock          Warrants
                                      ------------          --------

                                          Bid
                                          ---

For Fiscal Year Ending
September 30, 1996                   High       Low         High     Low
------------------                  -----      ----        -----     ---

First Quarter                       3 3/8      1 5/8        1/16     1/4
Second Quarter                      2 1/2      1 1/8        1/2      1/4
Third Quarter                       2 1/8      1 1/16       -        3/16
Fourth Quarter                      2          1 5/16       1/4      1/16

September 30, 1997
------------------

First Quarter                       2          7/8          3/16     3/16
Second Quarter                      2 3/8      7/8          7/16      1/4
Third Quarter                       3 1/2      1 5/8        15/16     1/4
Fourth Quarter                      3 5/8      2 5/8        1         7/16


        The Common Stock and Warrants commenced trading on NASDAQ on November 4,1993.

        The Company believes that there are approximately 2,200 beneficial owners of each of its securities.


                                       DIVIDEND POLICY

               The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, The Company intends to retain any earnings to finance the growth of the Company. There can be no assurance that the Company will ever pay cash dividends pursuant to the Company's credit agreement with its commercial lender and the terms of indebtedness incurred in connection with the acquisition of Biobottoms.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Twelve Months Ended September 30, 1997 Compared to Twelve Months Ended September 30, 1996

NET SALES

          Consolidated net sales for the Twelve Month Period ended September 30, 1997 ("1997 Period") increased approximately $3,908,000 or 19% from the Twelve Month Period ended September 30, 1996 ("1996 Period"). The sales of Diplomat for the 1997 Period were $6,893,000 as compared to $8,904,000 for the 1996 Period and the sales of Biobottoms were $17,592,000 in the 1997 Period as compared to $17,378,000 in the 1996 Period.

           Consolidated cost of sales were 48% of net sales in the 1997 Period and 71% in the 1996 Period. The cost of sales were $11,659,000 in the 1997 Period. Cost of sales of Diplomat for the 1997 Period were $3,585,000 as compared to $8,738,000 in the 1996 Period. The reduction of 59% was the result of the restructuring of the Company during the 1997 Period and from lower sales. Cost of sales of Biobottoms decreased 1% even though sales increased less than 1% from the 1996 Period to the 1997 Period.

OPERATING EXPENSES

          Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $1,868,000 from the 1996 Period to the 1997 Period. Operating expenses of Diplomat for the 1997 Period were $1,872,000 as compared to $4,809,000 in the 1996 Period. The reduction of 61% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees and lower professional, advertising and consulting fees in the 1997 Period together with the settlement of lawsuits and adjustment of accrued expenses. Operating expenses of Biobottoms decreased 4% from the 1996 Period. Consolidated operating expenses were 48% of net sales in the 1997 Period and 66% in the 1996 Period.

          Interest expense decreased 52% from 1996 to 1997 as a result of the conversion of debt to preferred stock by a principal stockholder.

          The net income for the 1997 Period was $756,047 as compared to a net loss of $8,404,000 for the 1996 Period.

          At September 30, 1997, the Company has recorded deferred tax assets of $1,362,000. The full utilization of such deferred tax assets is dependent upon the Company realizing taxable income in future years. The total amount of future taxable income for utilizing such deferred tax assets will be approximately $3,400,000. Based on the current year's operations, such realization would take approximately three years.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

NET SALES

          Consolidated Net Sales for the None Month Period ended September 30, 1996 ("1996 Period") decreased approximately $958,000 from the Nine Month Period ended September 30, 1995 ("1995 Period") primarily as a result of lower sales of Diplomat for the period. The lower sales in 1996 were impacted significantly by an adverse retail environment that continued fro the last quarter of 1995. The sales of Diplomat decreased 24% and the sales of Biobottoms increased 16% from 1995 to 1996.

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

OPERATING EXPENSES

          Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses, increase $1,400,000 from 1995 to 1996. The increase resulted primarily from increased catalog expenses of Biobottoms. The operating expenses of Diplomat increased by a minor amount from 1995 to 1996. Consolidated operating expenses were 55% of net sales in 1996 and 45% in 1995.

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

                                         Nine Months              Pro-Forma
                                           Ended              Nine Months Ended
                                     September 30, 1996       September 30, 1995

Net Sales                                $19,222,801              $20,180,355
Cost of Sales                             13,334,588               10,569,150
                                          ----------               ----------
Gross Profit                               5,888,213                9,611,205
                                         -----------               ----------
Selling, General & Administrative         10,589,561                9,179,201
Restructuring Expense                      1,738,975                    0
                                           ---------                    -
Operating Income(Loss)                    (6,440,323)                 432,004
Interest Expense                             784,577                  933,895
                                             -------                 --------


Loss before Income Taxes                  (7,224,900)                (501,891)
Income Taxes (Benefit)                          0                    (173,072)
                                                -                    ---------
Net Loss                                 $(7,224,900)               $(328,819)

Liquidity and Capital Resources

        The Company completed an initial public offering on November 13, 1993 and received net proceeds of approximately $4,454,000. Proceeds of the offering were used for purchases of inventory, marketing and promotion, product development, reduction of accounts payable and repayment of loans from a principal stockholder and executive officer. The Company has relied upon the proceeds of its initial public offering, borrowings from an institutional lender, a principal stockholder and director of the Company, and proceeds from the exercise of convertible securities in 1995, 1996 and 1997 in order to fund its operation.

         The Company's principal working capital credit facility is provided by Congress Financial Corporation ("Congress Financial").

        In April 1994, the Company entered into an agreement with Congress Financial providing the Company with a maximum $3,000,000 secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends. Additionally, prior to amendment, the Company was required to maintain a minimum of $3,500,000 in stockholders equity and a minimum of $4,500,000 of working capital (excluding the Congress loan and certain subordinated debt). At September 30, 1996, the Company was not in compliance with these financial covenants, however Congress continued to extend the Company credit under the terms of the original agreement. On February 25, 1997, the violations were waived by Congress, and the Company and Congress agreed on revised financial covenants. Under the revised agreement, the stockholders equity and working capital minimums (excluding the Congress loan and certain subordinated debt) were reduced to (750,000) and 500,000, respectively, and was increased during the fiscal year ending September 30, 1997 to (250,000) and 1,500,000, respectively. The Company has been in compliance with the revised financial covenants at each measurement date.

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

         In connection with that amendment, Robert Rubin, a director and principal stockholder of the Company, furnished the lender with a personal limited guarantee up to a maximum liability of $375,000, pertaining to loans made based upon eligible inventory. In connection with the initial Congress transaction, the Company borrowed from Robert Rubin $590,000 on a secured term loan basis, subordinated to Congress Financial, in order to repay in full its then existing outstanding principal indebtedness to Citibank, N.A. Such Citibank facility in the initial principal amount of $650,000, was established in June, 1993, secured by certain assets of the Company and a shareholder guaranty from Mr. Rubin. The loan from Mr. Rubin was repayable with interest at the prime rate plus 1 1/2%, with required principal payment amortization identical to the terms applicable to the Citibank loan terms. Accordingly, the Company made principal payments of $120,000 in 1994, $120,000 in 1995, $175.000 in 1996 and would have been required to make payments of $174,800 in 1997. The balance of this debt was converted into Preferred Stock in September 1996.

         In connection with the Biobottoms acquisition, the Company incurred debt of $4,303,100 consisting of Deferred Payment Notes, payable to (i) the former Biobottoms stockholders in the amount of $1,500,000, (ii) Mr. Rubin in the amount of $2,353,000,and (iii) American United Global in the amount of $450,000. The American

United Global loan was paid in May, 1996. The note to the former Biobottoms Stockholders was paid in July 1997.

         Effective September 30, 1996, Mr. Rubin, a director and principal stockholder of the Company, agreed to convert an aggregate of $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock, which pay an annual dividend of 9% based on per share liquidation value.

         The Company issued to Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and making additional loans to the Company in the aggregate amount of $600,000. As of September 30, 1996, the $600,000 loan was converted into 60,000 shares of Series C Preferred Stock, which pay an annual dividend of 9% based on per share liquidation value.

         In connection with the February 9, 1996 closing on the Biobottoms acquisition (the "Closing"), Biobottoms established an inventory based credit facility with Congress Financial Corporation, the Company's principal lender, secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company (the "Biobottoms Congress Loan Facility"). The maximum credit available under the facility is $2,000,000 and on the date of Closing $648,531 was available and borrowed.

         The Biobottoms/Congress Loan Facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the 'Prime Rate') plus 2%. At September 30, 1996, Biobcttoms was not in compliance with certain covenants of the loan agreement, however Congress continued to extend Biobottoms credit under the terms of the original agreement. On February 25, 1997 the violations were waived by Congress, and Congress and the Company agreed on revised financial covenants for the remainder of the Company's fiscal year ending September 30, 1997. The Company expects to be in compliance with the revised financial covenants at each measurement date.

         In February 1997, Mr. Rubin made an additional loan to the Company in the amount of $200,000. This loan, and the Series B and C Preferred Stock are referred to hereafter as the "Rubin obligations."

         In September, 1997, Mr. Rubin made an additional loan to the Company in the amount of $1,200,000.

         The Deferred Payment Notes and the Rubin obligations are, and the American United loans were, subject to an Intercreditor Agreement with Congress Financial (the "Intercreditcr Agreement") which has the effect of restricting or limiting enforcement remedies under the promissory notes evidencing the Deferred Payment and the Rubin Obligations prior to repayment of the senior debt payable to Congress Financial and restricting the repayment of principal payable thereon based upon certain minimum excess loan availability requirements.

        The Intercreditor Agreement also provides that irrespective of the relative priority status between the holders of the Deferred Payment Notes and the Rubin Obligations, repayment of the Deferred Payment is permitted to be paid provided that there has been no default of senior debt payable by the Company or Biobottoms to Congress, minimum excess availability requirements under the Company's loan facility with Congress are satisfied and such payments are made with proceeds from a subsequent sale of its capital stock. Subject to the Intercreditor Agreement, the Deferred Payment and the Rubin obligations were payable from the proceeds from any sale of capital stock by the Company in the proportions of 40% on account of the Deferred Payment and 60% on account of the Rubin Obligations, except that before any such distributions are made, the Company will be required to reduce the outstanding principal amount of the Deferred Payment by $150,000. These provisions were amended on February 25, 1997, such that the proceeds of a private placement of the Company's Common stock shall be applied first to repay in full the principal of, and all accrued interest on, the Deferred Payment Notes.

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

         In connection with the Biobottoms /Congress Loan Facility, Mr. Rubin also issued to Congress his written commitment to provide additional term loans to the Company, not to exceed in the aggregate the principal amount of $300,000, such loans to be made solely at the discretion of Congress. Proceeds from any such loans may only be used by the Company to provide working capital for Biobottoms.

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

         In August 1996, the Company, in connection with a Non-Qualified Stock Option Plan, issued 500,000 options which were exercised at a price of $.95 per share in November 1996, the Company, in connection with an Incentive Stock option Plan, issued 1,060,000 options at an exercise price of $1.00 per share.

         In May 1997, the Company, in connection with a Private Placement, offered 1,250,000 shares of Common Stock at a price of $2.00 per share.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

         During the twelve months ended September 30, 1997, there was a decrease in cash flow from operating activities of approximately $2,342,000 primarily from an increase in inventory required for the sale of seasonal products. This increase was funded by the revolving line of credit from Congress, loans from Robert Rubin and the proceeds from the issuance of stock.

PART III

Item 9. Directors and Executive Officers, Promotors and Control Persons Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers and Key Employees

The Directors, Executive Officers and Key Employees of the Company are as follows:

     Name                          Age               Position
     ----                          ---               --------


     Robert M. Rubin               57       Chairman of the Board and Director

     Jonathan Rosenberg            37       President, Chief Executive officer
                                            and Director

     Stuart A. Leiderman           53       Executive Vice President - Sales
                                            and Marketing and Director

     Warren H. Golden              55       Executive Vice President,
                                            Chief Operating Officer and
                                            Director

     Irwin Oringer                 61       Chief Accounting officer and
                                            Controller

     Howard Katz                   56       Director

     Wesley C. Fredericks, Jr.     49       Director


        Jonathan Rosenberg was appointed to the Board of Directors in July 1995 and has been President and Chief Executive officer since November 1996. Since 1993, Mr. Rosenberg served as an independent consultant to the Company, providing advice in the operations and finance areas and in long-term strategic planning. From 1987 until 1993, he was President and Chief operating officer of Servtex International, Inc., a New York based company engaged in international sourcing of imports and manufacturing activities on an agency basis for textile related products.

        Stuart A. Leiderman has served as Executive Vice President of Sales and Marketing since July 1989, and has been a Director of the Company since June 1992. From 1965 to 1969, Mr. Leiderman was a Divisional Vice President for Hasbro, Inc.,

Playskool Baby Division, a company engaged primarily in the development, sales and marketing of toys.

        Robert M. Rubin has served as a Director of the Company since June 1992 and has been Chairman since November 1996. Since December 5, 1995, Mr. Rubin has been a Director of Help at Home, Inc., a public company engaged in the business of providing homemaker and general housekeeping services to elderly and disabled persons at home. Since June 1994, Mr. Rubin has been a Director of Kaye Kotts Associates, Inc., a public company that provides representation for delinquent tax payers before tax authorities. In October 1996, Mr. Rubin became a director of Med-Emerg International Inc., an operator of nursing homes and related healthcare services. Currently, Mr. Rubin is also a director of Arzan International, an Israeli food distributor.

         Mr. Rubin has served as the Chairman of the Board of Directors of Western Power Equipment Corporation ("WPEC"), a construction equipment distributor since November 20, 1992 . Between November 20, 1992 and March 7, 1993, Mr. Rubin served as Chief Executive Officer of WPEC. Between October 1990 and January 1, 1994 Mr. Rubin served as the Chairman of the Board and Chief Executive officer of American United Global Inc., a telecommunications and software company ("AUGI") and since January 1, 1994, solely as Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive officer and a Director of Superior Care, Inc. ("SCI) from its inception in 1976 until May 1986 and continued as a Director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was formerly a Director and Vice Chairman, and is a minority stockholder of American Complex Care, Incorporated ("ACCI"), a public company which provided on-site health care services, including intradermal infusion therapies. In April 1995, the principal operating subsidiaries of ACCI petitioned in the Circuit Court of Broward County, Florida for an assignment for the benefit of creditors. Mr. Rubin is also a Director, Chairman and minority stockholder of Universal Self Care, Inc., a public company engaged in the sale of products used by diabetics, and Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems. Mr. Rubin is also Chairman, Chief Executive officer and a Director and a principal stockholder of ERD Waste Corp.("ERD"),a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste. ERD and its subsidiaries filed a petition under Chapter 11 of the federal bankruptcy laws, which is pending.

         Warren H. Golden was appointed to the Company's Board of Directors and as Executive Vice President and Chief Operating Officer of the Company in January, 1998 . Mr. Golden has been with Lew Magram Ltd. since 1991, From 1989 to 1991, he was with S.C. Corporation with S.C. Corporation , most recently as President. From 1983 to 1989, he was Vice President of Operations, CFO and Treasurer of Honeybee, Inc. In 1986, he became a Director of Honeybee. Prior to Honeybee, Mr. Golden was Senior Vice President, Operations and Control, for Plymouth Shops, a New York apparel retailer. Mr. Golden is a graduate of Long Island University.

         Irwin Oringer, a Certified Public Accountant, has been Chief Accounting officer and Controller of the Company since September 1992. From October 1991, until he joined the Company in September 1992, Mr. Oringer was Corporate Controller of Trans-National Trade Development Corporation, a company engaged in the business of importing diversified consumer products. From 1968 to 1991 he held a variety of financial management positions with subsidiaries of Kenrich, Inc., a holding company for businesses engaged in the wire and cable business. In February 1991, Kenrich and its subsidiaries filed a petition under Chapter 11 of the Federal bankruptcy laws and was subsequently liquidated.

         Howard Katz has been a Director of the Company since October 1996. Mr. Katz has been Executive Vice President of American United Global, Incorporated since April 15, 1996. From December 1995 through April 15, 1996 Mr. Katz was a consultant for, and from January, 1994 through December, 1995 he held various executive positions, including Chief Financial officer with, National Fiber Network (a fiber optics telecommunications company). From January 1991 through December 1993 Mr. Katz was the President of Katlaw Construction Corporation, a company that provides general contractor services to foreign embassies and foreign missions located in the United States.

         Wesley C. Fredericks, Jr. has been a director of the Company since July 1997. Since 1994, he has been a member of the law firm of Gersten, Savage, Kaplowitz & Fredericks, LLP. From 1990-1994, Mr. Fredericks was a principal in and president of Manufacturers Products Co., an automotive supply company.

         On December 23, 1997, the Board approved an increase in the size of the Board from five to seven directors. Directors of the Company are elected for one year terms or until their successors are elected, and Officers serve at the pleasure of the Board of Directors.

Item 10. Executive Compensation

The following table sets forth a summary of the compensation paid to or accrued by the Company during the fiscal period ended September 30, 1997 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company determined as of the end of the last fiscal year.

Name                                Annual
and                                 Compensation (1)       Restricted
Principal Position      Year        Salary                 Stock Award
------------------      ----        ------                 -----------


Sheldon R. Rose         9/30/96     $159,375                    0
CEO                     1995        $191,047

 (Resigned 11/96)

Jonathan Rosenberg      9/30/97     $190,769                    0
CE0                     9/30/96     $130,804
(Elected 11/96)

Stuart Leiderman        9/30/97     $150,000                    0
Executive Vice          9/30/96     $112,500
President               1995        $139,334



(1) The Company did not issue any bonuses, other annual compensation, stock appreciation rights or long term incentive plan payouts to any of the named individuals in the Summary Compensation Table.

         In January 1996, Jonathan Rosenberg, a director of the Company, became a full time employee of the Company, serving with the title of chief operating officer. His compensation on an annualized basis for 1996 was $175,000. In addition to benefits generally available to senior level employees of the Company, he receives an automobile allowance of $750 per month. In connection with his employment, he was granted 75,000 incentive stock options, having an exercise price of $1.50 per share, exercisable over a five (5) year period, 15,000 shares per year.





                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                --------------------------------------

--------------------------------------------------------------------------------------------------
                                                     Realizable
                                                     Value at
                                                     Assumed
           Individual Grants                         Annual Rates
                                                     of
                                                     Stock Price         Alternative (f)
                                                     Appreciation for    and (g): Grant
                                                     Option Term         Date Value

--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Name           Number of    Percent of      Exercise    Expiration   5%     10%($)    Grant Date
(a)           Securities     Total          of          Date         (f)     (g)      Present
              Underlying    Options/SARs    Base Price      (e)                       Value $
              option/SARs   Granted to      ($/Sh)                                       (h)
              Granted (#)   Employees in     (d)
                (b)         Fiscal Year
                                (c)
--------------------------------------------------------------------------------------------------
Jonathan      250,000       100%           $1.00        2007
Rosenberg
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Stuart        100,000       100%           $1.00        2007
Leiderman
--------------------------------------------------------------------------------------------------


        In September 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz & Fredericks, LLP ("GSK&F") which provided that GSK&F will provide certain legal and consulting services to the Company over an extended period of time. As compensation for its services, certain individual members of the firm received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share.

Employment and Related Agreements

        Sheldon R. Rose was employed under a three-year employment agreement commencing on or about November 4, 1993, pursuant to which he was paid a base salary of $175,000 per annum and was entitled to an annual cash bonus, based upon the Company's reported pre-tax income from operations. In April 1994 the Board of Directors approved a $37,500 increase to Mr. Rose's employment agreement. No bonuses have been paid to Mr.Rose in the preceding three years. In November 1996, the Company entered into a termination agreement with Mr. Rose. The termination agreement provided for the cancellation of Mr. Rose's agreement with the Company and his resignation as a Director of the Company.

      The agreement provided that the Company will pay Mr. Rose an aggregate of $70,833 over a four month period as severance pay. As part of the agreement, the Company and certain of its affiliates would either purchase or cause to be purchased an aggregate of 1,019,000 shares of the Company's Common Stock for an aggregate of $475,000.

        Stuart A Leiderman was employed under a three-year employment agreement commencing on or about November 4, 1993, pursuant to which he is paid a base salary of S150,000 per annum and is entitled to an annual bonus as determined by the Board of Directors. No bonuses have been paid to Mr. Leiderman in the three preceding fiscal years. The Company also provides and maintains an automobile for Mr. Leiderman. Although the employment agreement has expired, Mr. Leiderman is currently employed under the same terms.

        In January 1994, the Company entered into a three year financial consulting agreement with Robert M. Rubin, a director and principal stockholder of the Company, pursuant to which he is paid $125,000 per annum. In September 1996, this agreement was extended until December 31, 1998.

        In March 1994, the Company entered into a consulting agreement with Francine H. Nichols to render consulting services pertaining to the development and promotion of new products to be manufactured, marketed or distributed by the Company, which included the development of educational and developmental toy products not presently developed by the Company. In order to assist the Company in the implementation of its marketing and product promotion strategies, she prepared written educational editorial material relating to infant and child care to be included with or printed on packaging of Company products, and for pamphlets and similar materials to be distributed by the Company with its products. The agreement expired December 31, 1996 and was not extended. It provided that the Company will pay Ms. Nichols a consulting fee in the amount of I% of net sales (as defined in the agreement) of products sold, marketed or distributed by the Company with the trademark "Lamaze From AMI" or any variation thereof, The maximum consulting fee in any year may not exceed $200,000.

      In September 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz & Fredericks, LLP ("GSK&F") which provided that GSK&F will provide certain legal and consulting services to the Company over an extended period of time.

        As compensation for its services, certain individual members of GSK&F received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share.

        In June, 1997, the Company entered into an arrangement with Shanna L. Wolf and Marc E. Lehmann which provided for financial and investor relations services to the Company. As compensation for the services, the consultants will receive a total of $2,500 per month and options to purchase 25,000 shares each of Common Stock at $1.75 per share.

        In August, 1997, the Company entered into an agreement with Robert Selame which provided for consulting services with regard to new product ideas. As compensation for the services, the consultant will receive a 3% royalty on sales of the new products and options to purchase 150,000 shares of Common Stock at $1 7/8 per share.

        In January, 1998, each of Irving Magram, Warren Golden and Stephanie Sobel entered into employment agreements with the Company or Lew Magram. The employment agreement between the Company and Warren Golden provides that Mr. Golden will be employed as the Company's Executive Vice President and Chief Executive Officer and Lew Magram's Executive Vice President for three years, subject to annual renewals, at an annual salary of $200,000. The employment agreement between Irving Magram and Lew Magram provides that Mr. Magram will be employed as President of Magram for three years, subject to annual renewals, at an annual salary of $200,000. The employment agreement between Stephanie Sobel and Lew Magram provides that Ms. Sobel will be employed as Senior Vice President of Marketing for three years, subject to annual renewal, at an annual salary of $172,500.

Stock Option Plan

         The Company's 1992 Stock Option Plan ("1992 Stock Option Plan") provides for the issuance of up to 200,000 shares of Common Stock upon exercise of incentive stock options and is intended to qualify under Section 422 of the Internal Revenue Service Code of 1986, amended ("Code").

         The Stock Option Plan may be administered by the Board of Directors or by a stock option committee of the Board of Directors (the "Committee"). incentive stock options are granted under the Stock option Plan to employees generally on the basis of the recipient's responsibilities and the achievement of performance objectives. Subject to the limitations set forth in the Stock Option Plan, the Board or the Committee has the authority to determine when the options may be exercised and vest. Under the Plan, the per share exercise price may not be less than the greater of 100% of the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the per share exercise price must be at least 110% of the fair market value on the date of grant and the term may not be longer than five years. As of this date, the Company has outstanding an aggregate of 130,000 Stock options, exercisable at $1.50 per share, all of which are held by affiliates or employees of the Company at the time of grant.

August 1996 Stock Option Plan

         The Company also established a non-qualified stock option plan providing for the issuance of up to 1,500,000 shares of Common Stock to its directors, officers, key employees and consultants (the "August 1996 Plan"). To date, the Company has granted directors, officers and key employees an aggregate of 150,000 incentive and non-qualified stock options, at an exercise price of $2.00 per share and 500,000 non-qualified stock options issued and exercised by a consultant. Future grants could have an adverse affect on the market price of the Company's securities.

November 1996 Stock Option Plan

         Under the Company's November 1996 Incentive Stock Option Plan (the "November 1996 Plan), options to purchase a maximum of 1,500,000 shares of

Common Stock of the Company (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. As of the date of this Prospectus, 1,060,000 of such options have been granted at an exercise price of $1.00, and 150,000 have been granted at an exercise price of $2.375. The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part time employees of the Company, and non-employee directors, consultants and advisors and other persons who perform significant service for or on behalf of the Company, may be granted incentive stock options. officers and directors who currently own more than 5% of the issued and outstanding stock are not eligible to participate in the Plan.

           The Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years from the date of grant, depending upon the specific option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock at the time of the grant.

Employee Pension Plan

           In 1985, the Company instituted a pension plan (the "Pension Plan"), which is a defined benefit pension plan maintained for all employees. Benefits are payable based on 60% of average compensation for the three highest paid consecutive years of service, reduced for less than 29 years of service retirement. The Pension Plan is funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and does not require employee contributions. Full vesting occurs immediately upon joining the Plan. As of this date, Sheldon R. Rose and Stuart A. Leiderman have accrued 22 and 5 years, respectively, of service under the Pension Plan. As of February 1993, the plan was curtailed and no additional pension benefits will accrue.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                                                              Percentage
   Name and                       Number of Shares(2)(3)      Beneficially
   Address(l)                      Beneficially Owned         Owned
   ----------                     ---------------------       -------
Stuart A. Leiderman(4)                          308,000         2.87%

Robert M. Rubin(5)                            7,588,967        49.74%


Jonathan Rosenberg(6)                           165,000         1.52%

Wesley C. Fredericks, Jr.(7)                    258,333         2.39%

Howard Katz(8)                                   66,500           *

All officers and
directors as a group
(5 persons)                                   8,386,800         53.66%




* less than one percent.



(1) Unless otherwise indicated, the address of all officers and directors listed above is in the care of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the securities and Exchange Commission and generally includes voting or investment power with respect to securities and includes Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to Options, or warrants currently exercisable or convertible, or exercisable or convertible within 60 days. The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of January 12, 1998 by (ii) the sum of
(A) the number of shares of Common Stock outstanding as of January I2, 1998 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of January 12, 1998 or which will become exercisable within 60 days after January 12, 1998.

(3) The table does not include the beneficial ownership of the Company's Common Stock to be issued upon the closing of the acquisition of Lew Magram Ltd. In December 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., Robert Rubin, Jay Kaplowitz, Irving Magram, Warren Golden and Stephanie Sobel, all of the shareholders of Lew Magram Ltd. (the "Merger"). Prior to the closing, Messrs. Magram and Golden and Ms. Sobel owned all of the outstanding common stock of Lew Magram Ltd. and Messrs. Rubin and Kaplowitz owned all of the outstanding Senior Convertible Preferred Stock of Lew Magram Ltd., which Messrs. Rubin and Kaplowitz acquired in May 1997, which is convertible into one-half of the outstanding common stock of Lew Magram Ltd. after giving effect to the conversion. At the closing of the Merger, the Company issued 95,000 shares of Series D Preferred Stock to each of the Lew Magram Ltd. shareholders of which Mr. Rubin received 42,750 shares. Mr. Magram received 40,375 shares, Messrs. Golden and Kaplowitz received 4,750 shares each and Ms. Sobel received 2,375 shares, subject to the right of Mr. Magram to put Lew Magram Ltd common stock to Messrs. Rubin and Kaplowitz equivalent to approximately 7,017 shares of Series D Preferred Stock. In addition, Mr. Magram, Mr. Golden and Ms. Sobel will receive 125,000 shares, 83,333 and 41,667 shares of the Company's common stock, respectively. Each share of the Company's Series D Preferred Stock shall be convertible into 33 1/3 shares of the Company's Common Stock.

(4) Represents (i) 268,000 shares of Common Stock currently owned, and (ii) 40,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the November 1996 Plan. Mr. Leiderman also has an additional 60,000 options under the November 1996 Option Plan which are not currently exercisable and will not become exercisable in the next sixty days.

(5) Represents (i) 3,016,750 shares of Common Stock currently owned,(ii) 1,000,000 shares of Common Stock issuable upon conversion of 100,000 shares of the Company's Series A Preferred Stock, (iii) 290,000 shares of Series B Preferred Stock which provide for certain conversion rights and entitle him to 2,900,000 votes, (iv) 60,000 shares of Series C Preferred Stock which provide for certain conversion rights and entitle him to 600,000 votes, (v) 20,000 shares of Common Stock issuable upon exercise of currently exercisable options issued pursuant to the 1992 Stock Option Plan, and (vi) 52,217 shares of Common Stock approved for issuance but not yet issued.

(6) Represents (i) 65,000 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the 1992 Stock Option Plan , and (ii) 100,000 shares of Common stock issuable upon the exercise of currently exercisable options granted pursuant to the November 1996 Plan. Mr. Rosenberg also has an additional 30,000 options under the 1992 Stock Option Plan and 150,000 options under the November 1996 Option Plan which are not currently exercisable and will not become exercisable in the next sixty days.

(7) Represents (i) 157,500 shares of Common Stock currently owned, (ii) 67,500 shares which may be issued upon exercise of currently exercisable options issued pursuant to the August 1996 Stock Option Plan, and (iii) 33,333 shares of Common Stock issuable upon currently exercisable options issued pursuant to the November 1996 Plan. Mr. Fredericks also has an additional 66,664 options under the November 1996 Plan which are not currently exercisable and will not become exercisable within the next sixty days.

(8) Includes 66,500 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the November 1996 Stock Option Plan. Mr. Katz also has an additional 58,500 options which are not currently exercisable and will not become exercisable within the next sixty days.


Item 12. Certain Relationships and Related Transaction

         In April 1994, the Company entered into an agreement with Congress Financial Corporation providing the Company with a $3.0 million secured line of credit to be used for loans and trade letters of credit (the "Agreement"). The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two percent above the prime rate announced by Core States Bank. Under the terms of the Agreement, the Company may borrow up to 80% of the amount of eligible accounts receivable (as defined in the Agreement), not to exceed the -maximum credit. In February 1995, the Agreement was amended to adjust the formula used to determine the amount available for revolving loans by including therein an amount based upon eligible inventory not to exceed $750,OO0. At the present time, the Company is fully utilizing its line of credit. On February 9, 1996, the date of closing of the purchase of Biobottoms by Diplomat, Congress entered into a loan and security agreement with Biobottoms providing for a line of credit of $2.0 million limited to 45% of eligible inventory (as defined in the Agreement).

         In April 1994 and in connection with the Congress agreement, the Company borrowed from Mr. Rubin $590,000 on a secured term loan basis, subordinated to Congress, in order to repay in full its then existing outstanding principal indebtedness to Citibank, N.A. Such Citibank facility in the initial principal amount of $650,000 was established in June, 1993, secured by certain assets of the Company and a shareholder guaranty by Mr. Rubin. The loan from Mr. Rubin was repayable with interest at the prime rate plus 1%, with required principal payment amortization identical to the terms applicable to the Citibank loan terms. Accordingly, the Company was required to make principal payments on the loan from Mr. Rubin of $120,000 in 1994, $120,000 in 1995, $120,000 in 1996 and the balance in 1997. At
September 30, 1996 the outstanding balance of $310,000 was converted into preferred stock.

         Initial borrowings from Congress in the amount of $1,065,192 were used to repay indebtedness to the American Insured Receivables Fund, the Company's former asset based lender. In February 1995, the Agreement was amended to adjust the formula used to determine the amount available for revolving loans by including therein an amount based upon eligible inventory not to exceed $750,000. In connection with this amendment, Robert Rubin, a director and principal stockholder of the Company, furnished the lender with a personal limited guaranty up to an aggregate maximum liability of $375,000, pertaining to loans made based upon eligible inventory.

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

           In July 1995, pursuant to the Company's 1992 Stock Option Plan, the Company granted each of Jonathan Rosenberg and Robert M. Rubin, options to purchase 20,000 shares of the Company's Common Stock, and Irwin Oringer options to purchase 15,000 shares of the Company's Common Stock, all at an exercise price of $1.50 per share, exercisable over a five year term expiring July 14, 2000. The common shares underlying such options were included in a registration statement that became effective in March 1995. As of the date hereof, none of these options have been exercised.

         In 1996, pursuant to the Company's 1992 Stock Option Plan, the Company granted Jonathan Rosenberg options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.50. To date, none have been exercised.

        In February 1996, Mr. Rubin loaned the Company $2,353,500 to be used as part of the acquisition price of Biobottoms. In connection with such loan, the Company issued Mr. Rubin 100,000 shares of its Series A Preferred Stock, convertible into 1,000,000 shares of common stock at the option of Mr. Rubin. The holder of such shares of preferred stock will have the right, subject to a subordination and intercreditor agreement by and among Congress, Robert Rubin, American United Global, Inc. and Joan Cooper and Anita Dimondstein as Agents, during any period during which there shall be an Event of Default under the Rubin/American United Loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. This right of designation continues during the duration of any such Event of

Default. The Company has agreed, at its sole cost and expense, to include the common shares issuable upon conversion of the shares in any registration filed with the Securities and Exchange Commission by the Company within six months of the date of the issue. In the absence of such filing, the Company has agreed, at its sole cost and expense and upon the request of Mr. Rubin, to file and use its best efforts to effect a registration of such shares within three (3) months of his written request.

         In May 1997 the Company issued to Mr. Rubin of an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and providing an additional loan to the Company in the aggregate amount of $600,000.

        As of September 30, 1996, the $600,000 loan was converted into 60,000 Shares of Series C Preferred Stock. The Series C Preferred Stock, which has a liquidation value of $10.00 per Share, is convertible into Common Stock at 75% of the current market price based on the average closing price for the Common Stock for the 10 days preceding the conversion. Each share of Series C Preferred Stock entitles the holder to 10 votes per share. The Series C Preferred Stock pays an annual dividend of 9%, based on the per Share liquidation value. In the event that the dividend, which is payable monthly, is not paid for three consecutive months , Mr. Rubin shall be entitled to an additional 100,000 Shares of Common Stock for each month that the dividend is not paid.

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

         In March 1997, the Company approved the issuance of 52,217 shares of Common Stock to Mr. Rubin in lieu of the dividend payments due under the Series B and Series C Preferred Stock, as well as for an adjustment in salary, for the period from January 1, 1997 through March 31, 1997.

         On September 9, 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz & Fredericks , LLP ("GSK&F") which provided that GSK&F will provide certain legal and consulting services to the Company over an extended period of time. As compensation for its services, certain individual members of GSK&F received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share. Of such securities, 157,500 shares of Common Stock and 67,500 options were issued to Wesley C. Fredericks who has since then become a director of the Company.

In November 1996, the Company issued an aggregate of 1,060,000 options to 35 employees of the Company, including two executive officers and one outside director, pursuant to the November 1996 Plan. The Options are exercisable at $1.00 per share, vest over a period of five years, and expire ten years from the date of grant, if not sooner due to termination or death of the employee.

         In May 1997, the Company issued an aggregate of 150,000 options pursuant to the November 1996 Plan, 50,000 of which were issued to Howard Katz, a director of the Company, and 100,000 of which were issued to Mr. Fredericks in connection with his agreeing to become a member of the company's board of directors,

         In May 1997, the Company authorized the issuance of 200,000 of Common Stock to Mr. Rubin in consideration of Mr. Rubin extending loans to the company as well as extending a personal guarantee to Congress on behalf of the Company.


         Between May and July 1997, the Company issued an aggregate of 158,408 shares of Common Stock and options to acquire 200,000 shares of Common Stock to six consultants. Of the 200,000 options, 50,000 are exercisable at $1.75 per share and 150,000 are exercisable at $1.875 per share.

               From May 1997 through September 1997, the Company sold 1,250,000 shares of its Common Stock in a private placement of its securities in which it raised $2,500,000. In addition to these shares, the Company issued to European Community Capital a placement agent's warrant exercisable to purchase up to 200,000 shares of Common Stock at $3.3125 per share. The Company issued an option to a principle of the placement agent to purchase up to 100,000 shares of on Stock at $2.00 per share.

               In September, 1997, Mr. Rubin made an additional loan to the Company in the amount of $1,200,000.

               In October 1997, in part to raise capital for the Company's acquisition out of bankruptcy of the assets of Brownstone, the Company completed a private offering of its securities which raised $3,480,000 from accredited investors. The private placement consisted of units, each unit consisting of ten shares of Series E Preferred Stock and 7,500 shares of Common Stock at a purchase price of $10,000 per unit. As a result the Company will be issuing an aggregate of 3,480 shares of Series E Preferred Stock and 2,610,000 shares of Common Stock in the next few weeks.

        In December 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., Robert Rubin, Jay Kaplowitz, Irving Magram, Warren Golden and Stephanie Sobel, all of the shareholders of Lew Magram Ltd. ("Merger"). On January 13, 1998, Lew Magram Ltd. was merged with Magram Acquisition Corp. resulting in Lew Magram becoming a wholly owned subsidiary of the Company. Prior to the closing Messrs. Magram and Golden and Ms. Sobel owned all of the outstanding common stock of Lew Magram Ltd. and Messrs. Rubin and Kaplowitz owned all of the outstanding Senior Convertible Preferred Stock of Lew Magram Ltd., which Messrs. Rubin and Kaplowitz acquired in May 1997, which was convertible into one-half of the outstanding common stock of Lew Magram Ltd. after giving effect to the conversion. At the closing of the Merger, the Company issued 95,000 shares of the Series D Preferred Stock to each of the Lew Magram Ltd. shareholders of which Mr. Rubin received 42,750 shares, Mr. Magram received 40,375 shares, Messrs. Golden and Kaplowitz received 4,750 shares each and Ms. Sobel received 2,375. In addition, Mr. Magram, Mr. Golden and Ms. Sobel received 125,000 shares, 83,333 and 41,667 shares of the Company's common stock, respectively. Each share of the Company's Series D Preferred Stock is convertible into 33 1/3 shares of the Company's Common Stock. Each of the stockholders have agreed to indemnify the Company for any material breach of the representations made by Lew Magram Ltd. in the Merger Agreement limited to $9,500,000 and which claims for indemnification must be brought within one year of the closing date of the Merger. Messrs. Rubin and Kaplowitz assigned to the Company their rights to any claim either of them may have for breach of any warranty made by Lew Magram Ltd. in the May 1997 Senior Convertible Preferred Stock purchase agreement in return for a release of their indemnification obligations under the Merger Agreement.

Item 13.            Exhibits, Lists and Reports an Form 8-K


(a).  Exhibits (numbered in accordance with Item 601 of Regulation S-B).

Exhibit
  No.        Description
  ---        -----------

3a       Certificate of Incorporation, as amended*

3b       By-laws, amended*

3c       Amendment to Certificate of Incorporation*

4a       Form of Common Stock Certificate*

4b Form of Warrant Agency Agreement between the Registrant and North American Transfer Company*

4c       Revised form of Unit Purchase Option*

4d       Common Stock Purchase Warrant*

4e       Certificate of Designation of Class B and Class C Preferred Stock*****

4f       Certificate of Designation of Series D Preferred Stock********

5        Opinion of Gersten, Savage, Kaplowitz, Fredericks & Curtin, LLP

10a      Employment Agreement with Stuart A. Leiderman*

10b      Stock Option Plan*

10c      November 1996 Stock Option Plan*****

10d Exclusive Distributorship Agreement by and between Ambrose Montgomery, Inc. and Diplomat Juvenile Corporation*

10e License Agreement by and between Diplomat Juvenile Corporation, Wesley Howell and Steve Prested*

10f Loshell Realty mortgages with Union State Bank and Stony Point Technical Park, Inc. and related Mortgage Notes, including Sheldon Rose guarantee of Union State Bank*

10g Agreement dated as of March 1, 1994 by and between Francine H. Nichols and Diplomat Corporation**

10h First Amendment to Exclusive Distributorship Agreement by and between Ambrose & Montgomery, Inc. and Diplomat Corporation**

10i Collateral Assignment of Trademarks and Trademark Licenses (Security Agreement) by and between Congress Financial Corporation and Diplomat Corporation **

10j Second Amendment to Exclusive Distributorship Agreement between Ambrose Montgomery, Inc. and Diplomat Corporation***

10k Amended and Restated Subordinated and Intercreditor Agreement dated as of February 9, 1996 by and among Congress Financial Corporation, Robert Rubin, American United Global, Inc., Joan Cooper and Anita Dimondstein, as agents, Diplomat Corporation and Biobottoms, Inc.****

10l Amendments No. 1, No. 2 and No. 3 to Loan and Security Agreement by and between Congress Financial Corporation and Diplomat Corporation.****

10m Loan and Security Agreement made as of February 9, 1996 by and among Robert M. Rubin, American United Global, Inc., Diplomat Corporation and Biobottoms, Inc. ****

10n Secured Subordinated Term Note dated February 9, 1996 in the principal amount of $2,353,100 of Diplomat Corporation payable to American United Global, Inc. ****

10o Secured Subordinated Term Note dated February 9, 1996 in the principal amount of $450,000 of Diplomat Corporation payable to American United Global, Inc. ****

10p      Biobottcms, Inc. Guarantee of $2,353,100 Secured Subordinated Term
         Note.****

10q      Biobottoms, Inc. Guarantee of $450,O0O Secured Subordinated Term
         Note.****

10r Loan and Security Agreement dated February 9, 1996 by and between Congress Financial Corporation and Biobottoms, Inc.****

10s Diplomat Corporation Guarantee dated February 9, 1996 to Congress Financial Corporation of Biobottoms, Inc. Indebtedness.****

10t Collateral Assignment of Trademarks and Trademark Licenses dated February 9,1996 between Biobottoms, Inc. and Congress Financial Corporation.****

10u      Security Agreement (Rights in Agreement and Plan of Merger) dated

         February 9, 1996 between Biobottoms, Inc. Diplomat Corporation and Congress Financial Corporation.****

10v Agreement and Plan of Merger by and among Diplomat Corporation, Diplomat Acquisition Corporation, Biobottoms, Inc. and Principal Stockholders, together with Amendment No. I thereto.****

10w Consulting Service Agreement dated February 9, 1996 by and among Diplomat Corporation, Diplomat Acquisition Corporation, Biobottoms, Inc., and Anita Dimondstein.****

10x Consulting Service Agreement dated February 9, 1996 by and among Diplomat Corporation, Diplomat Acquisition Corporation, , Inc., and Joan Cooper.****

10y Asset Purchase Agreement dated as of September 24, 1997 by and among Diplomat Corporation and Jean Grayson's Brownstone Studio, Inc. and Wilroy Inc. *******

10z Bill of Sale provided by Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc. *******

10aa Assignment and Assumption Agreement dated October 30, 1997 between Brownstone Holdings, Inc., Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc. *******

10bb Loan and Security Agreement by and among Congress Financial Corporation and Jean Grayson's Brownstone Studio, Inc. dated February 28, 1997, as amended September 17, 1997. *******

10cc Junior Participation Agreement between Congress Financial Corporation, Robert M. Rubin and Jay M. Kaplowitz dated September 27, 1997. *******

10dd Agreement and Plan of Merger by and among Diplomat Corporation, Magram Acquisition Corp and Lew Magram Ltd********

10ee     Employment Agreement with Irving Magram********

10ff     Employment Agreement with Warren Golden********

10gg     Employment Agreement with Stephanie Sobel********

21       Subsidiaries of the Registrant********

* Incorporated by reference to Diplomat Corporation Registration Statement No. 33-66910 NY

** Incorporated by reference to Diplomat Corporation Annual Report an Form IO- KSB for the year ended January 1, 1994.

***      Incorporated by reference to Diplomat Corporation Registration
         No33-95986

**** Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended December 31, 1995.

***** Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended September 30, 1996.

****** Incorporated by reference to Diplomat Corporation report on Form 8-K dated November 15, 1997.

******* Incorporated by reference to Diplomat Corporation Registration Form SB-2 dated November 17, 1997.

******** Filed with this Form 10-KSB.
                                       42

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIPLOMAT CORPORATION

                                    By:/s/ Jonathan Rosenberg
                                       -----------------------
                                       Jonathan Rosenberg
                                       President, Chief Executive Officer

Dated: January 12, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

        Name                        Title                           Date
        ----                        -----                           ----

/s/ Jonathan Rosenberg         President, Chief Executive     January 12, 1998
----------------------         Officer and Director
Jonathan Rosenberg             (Principal Exec Officer)

/s/ Robert M. Rubin            Chairman of the Board and      January 12, 1998
-------------------            a Director
Robert M. Rubin


/s/ Stuart Leiderman           Executive Vice President of    January 12, 1998
--------------------           Sales and Marketing and a
Stuart Leiderman                      Director

                               Director                       January 12, 1998
----------------
Howard Katz

                               Director                       January 12, 1998
----------------------------
Wesley C. Fredericks, Jr.

/s/ Irwin Oringer              Principal Accounting Officer   January 12, 1998
-----------------                   and Controller
Irwin Oringer

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                      Page
                                                                     Number
                                                                  -------------

         INDEPENDENT AUDITORS' REPORT                                 F - 2

         CONSOLIDATED BALANCE SHEET                                   F - 3

         CONSOLIDATED STATEMENTS OF OPERATIONS                        F - 4

         CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY                                       F - 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS                        F - 6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F - 7

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Diplomat Corporation
Stony Point, New York

                  We have audited the accompanying consolidated balance sheet of Diplomat Corporation and Subsidiaries as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 1997 and the nine months ended September 30, 1996.These financial statements are the responsibility of the Company's management.Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diplomat Corporation and Subsidiaries as of September 30, 1997 and the results of its operations and its cash flows for the year ended September 30, 1997 and the nine months ended September 30, 1996 in conformity with generally accepted accounting principles.

                                                /s/ Feldman Radin & Co., P.C.
                                                    Feldman Radin & Co., P.C.
                                                    Certified Public Accountants

New York, New York
January 13, 1998


                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997

                                     ASSETS

CURRENT ASSETS:
                                                                   Pro-Forma         Actual
                                                                   ---------         ------
                                                                  (unaudited)
     Cash and cash equivalents                                  $     59,750       $    35,669
     Accounts receivable, net of allowance of $147,001             2,212,856         1,419,720
     Inventories                                                  10,005,057         5,236,811
     Prepaid catalogs                                              2,452,858           918,028
     Prepaid expenses                                              1,396,881           350,783
     Other current assets                                            938,802           938,802
                                                                ------------        ----------
          TOTAL CURRENT ASSETS                                    17,066,204         8,989,813

PROPERTY AND EQUIPMENT, net                                        3,465,493         2,152,520

OTHER ASSETS:
     Goodwill                                                     10,879,788         3,448,444
     Customer List                                                 4,875,000                --
     Other                                                           728,437         1,136,053
                                                                ------------       -----------
                                                                $ 37,014,921       $15,726,830
                                                                ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expense                        $11,713,554       $ 5,592,089
     Loans payable - Stockholder                                   1,435,000         1,435,000
     Loans payable - Congress Financial Corp.                      4,130,136         1,866,426
     Open prepaid orders                                             335,948                --
     Outstanding merchandise credits                               2,981,521                --
     Current maturities of long term debt                            893,936           682,863
                                                                ------------       -----------
          TOTAL CURRENT LIABILITIES                               21,490,095         9,576,378

LONG TERM DEBT, less current maturities                            1,235,754         1,076,610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.10 par value, 1,000,000 shares
         authorized 505,000 shares issued and outstanding         12,883,048         4,191,380
     Common stock, $.0001 par value, 50,000,000 shares
         authorized, 8,001,933 shares issued and outstanding             801               801

     Paid-in capital                                               9,266,908         9,266,908
     Accumulated deficit                                          (7,861,684        (8,385,247)
                                                                ------------       -----------
          TOTAL STOCKHOLDERS' EQUITY                              14,289,073         5,073,842
                                                                ------------       -----------

                                                                $ 37,014,921       $15,726,830
                                                                ============       ===========


                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Actual
                                                               --------------------------------
                                                  Pro-Forma                           Nine
                                                 Year ended     Year ended         months ended
                                                September 30,   September 30,     September 30,
                                                     1997           1997             1996
                                                -------------   -------------     -------------
                                                (unaudited)
NET SALES                                       $  35,147,333   $ 24,484,508$  19,222,801

COST OF GOODS SOLD                                 16,665,203     11,659,386       13,334,588
                                                -------------    ------------    ------------

     GROSS PROFIT                                  18,482,130     12,825,122        5,888,213
                                                -------------    ------------     -----------

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES      16,720,829     11,675,754       10,589,561

RESTRUCTURING AND REORGANIZATION COSTS                --                  --        1,738,975
                                                -------------    ------------    ------------

OPERATING INCOME (LOSS)                             1,761,301      1,149,368       (6,440,323)

OTHER EXPENSE                                        (644,233)      (663,754)        (784,577)
                                                -------------    ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                   1,117,068        485,614       (7,224,900)

INCOME TAXES (BENEFIT)                               (210,433)      (270,433)             --
                                                -------------    ------------     -----------

NET INCOME (LOSS)                                   1,327,501        756,047       (7,224,900)

PREFERRED STOCK DIVIDENDS                           (362,892)       (317,892)             --
                                                ------------    ------------       ----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS        $    964,609     $   438,155      $(7,224,900)
                                                ============    ============      ===========

NET INCOME (LOSS) PER COMMON SHARE              $       0.16    $        .07      $     (1.59)
                                                ============    ============      ===========

AVERAGE NUMBER OF SHARES USED IN COMPUTATION       5,892,454       5,892,454        4,549,525
                                                ============    ============      ===========

                      See notes to financial statements.

                        DIPLOMAT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          YEAR ENDED SEPTEMBER 30, 1997 AND

                        NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                   Common Stock        Preferred Stock
                                                ------------------  ----------------------    Paid-in    Accumulated
                                                  Shares    Amount   Shares       Amount      Capital       Deficit       Total
                                                ----------  ------  --------  ------------  -----------  ------------  ------------

Balance at December 30, 1995                     4,493,525  $  458     -      $    -        $ 5,201,441  $ (1,675,393) $  3,526,507

 Exercise of options, issuance of 500,000
   shares of common stock par .0001 @ .95          500,000      50                              474,950                     475,000
 Issuance of common stock                                                                       400,000                     400,000
 Issuance of preferred stock                                         410,000     4,100,000                                4,100,000
 Net loss                                                                                                  (7,224,900)   (7,224,900)
                                                ----------  ------  --------  ------------  -----------  ------------  ------------

Balance at September 30, 1996                    4,993,525     508   410,000     4,100,000    6,076,391    (8,900,293)    1,276,607

 Private placements                              1,250,000     125                            2,174,875                   2,175,000
 Exercise of warrants                              500,000      50                              499,950                     500,000
 Issuance of shares                              1,258,408     118                              515,692                     515,810
 Preferred stock issued for interest                                                91,380                                   91,380
 Net income                                                                                                   756,047       756,047
 Preferred stock dividends                                                                                   (241,000)     (241,000)
                                                ----------  ------  --------  ------------  -----------  ------------  ------------

Balance at September 30, 1997                    8,001,933  $  801   410,000  $  4,191,380  $ 9,266,908  $ (8,385,247) $  5,073,842
                                                ==========  ======  ========  ============  ===========  ============  ============








                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the       For the nine
                                                                      year ended      months ended
                                                                     September 30,    September 30,
                                                                          1997            1996
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                               $     756,047    $  (7,224,900)
     Adjustment to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Amortization                                                   176,333             --
            Depreciation                                                   249,732          211,237
            Issuance of stock for expenses                                  91,380          400,000

CHANGES IN ASSETS AND LIABILITIES:

     (Increase) decrease in accounts receivable                            243,791         (282,507)
     (Increase) decrease in inventories                                 (1,489,071)       2,551,187
     (Increase) decrease in prepaid expenses                               656,195        1,041,372
     (Increase) decrease in prepaid catalogs                              (918,028)        (641,132)
     (Increase) decrease in other current assets                          (205,824)         702,866
     (Increase) decrease in other assets                                  (522,393)         500,202
     Increase (decrease) in accounts payable and accrued expenses       (1,380,753)       2,054,897
                                                                     -------------    -------------

         NET CASH USED BY OPERATING ACTIVITIES                          (2,342,591)        (686,778)
                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash paid for Biobottoms, Inc. (net of cash acquired)                    --         (2,899,211)
     Purchase of trademark                                                 (75,000)            --
     Purchase of property and equipment                                   (179,904)        (211,096)
                                                                     -------------    -------------
         NET CASH FLOWS PROVIDED BY (USED) BY INVESTING ACTIVITIES        (254,904)      (3,110,307)
                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of Biobottoms aquisition loan                            (1,500,000)            --
     Proceeds of loans payable, affiliate                                     --            450,000

     Revolving credit loans                                               (304,226)         583,650
     Preferred stock dividends paid                                       (243,892)            --
     Issuance preferred and common stock                                 3,190,809          475,000
     Borrowings from stockholder                                         1,435,000        2,620,000
     Repayment of long term debt and loan payables                         (13,785)        (393,678)
                                                                     -------------    -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,563,906        3,734,972
                                                                     -------------    -------------

NET DECREASE IN CASH                                                       (33,589)         (62,113)

CASH AND CASH EQUIVALENTS, at beginning of period                           69,258          131,371
                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS, at end of period                          $      35,669    $      69,258
                                                                     =============    =============


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:

         Interest                                                    $     666,390    $     706,000
                                                                     =============    =============
         Income taxes                                                $        --      $        --
                                                                     =============    =============





                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THE YEAR ENDED SEPTEMBER 30, 1997

                    AND NINE MONTHS ENDED SEPTEMBER 30, 1996

1.       SIGNIFICANT ACCOUNTING POLICIES:

                  A. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

                  G. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed Of ". SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The adoption of SFAS No. 121 did not result in any material adjustments in the financial statements.

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

                  I. The Company accounts for stock transactions with employees in accordance with APB No. 25, "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, " Accounting for Stock based Compensation", the Company has adopted the pro-forma disclosure requirements contained therein.

                  J. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected.

                  K. Revenue is recognized at the time merchandise is shipped to customers. Proceeds received for merchandise not yet shipped are reflected as "customers' unshipped orders," a current liability.

2.       BUSINESS:

                  The Company is engaged in two lines of business and accordingly its operations are classified into two business segments: mail order catalog retail operations, and the manufacturing marketing and distribution of infants accessories principally to mass merchants.

                  As of 1995, the Company reported its results of operations on a fifty-two/fifty-three week year ending on the Saturday closest to December 31. However, on November 12, 1996, the Company has changed its reporting date to September 30.

3.       ACQUISITION OF LEW MAGRAM, LTD.:

                   On December 23, 1997, the Company (through its wholly-owned subsidiary, Magram Acquisition Corp.) entered into a definitive agreement to acquire Lew Magram, Ltd.(Magram), a New York corporation with a place of business in Teaneck, New Jersey, which is in the business of mail order catalogue sales of womens' clothing. The accompanying financial statements include unaudited pro-forma balance sheets and income statements as if the acquisition was effected as of July 1, 1997, the date that the Company assumed effective control of Magram. The acquisition was accounted for as a purchase and the consideration consisted of the issuance of the Company's $.10 par value, Series D, convertible preferred stock. The Series D preferred stock is convertible into 3,166,667 shares of the Company's common stock, (which assumes a market value of $4.00 per share). An additional 250,000 shares of common stock were also given as consideration. The fair market value of the consideration was approximately $8.7 million and acquisition costs were approximately $646,000. The Company recorded the carryover basis for a certain selling stockholder of Magram who is also a principal stockholder of the Company.

                  The net fair market of identifiable assets acquired was approximately $1.9 million, and included customer lists valued at $5 million. The customer lists are being amortized over a period of 10 years. Goodwill amounted to approximately $7.4 million and is being amortized over 25 years.

                  The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Magram as if the acquisition had occurred at the beginning of 1996, after giving effect to certain adjustments, including amortization.

                                                                  Nine months
                                               Year ended            ended
                                              September 30,       September 30,
                                             ---------------     ---------------
                                                  1997                 1996
                                               (unaudited)          (unaudited)

              Net sales                      $  72,710,390       $  56,785,858

              Net loss                          (3,708,442)        (11,897,951)

              Net loss per common share            (.63)               (2.62)


                   The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

4.       ACQUISITION OF BIOBOTTOMS, INC. AND RELATED FINANCING:

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

                  The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition notes"). The notes bear interest at 1% over the prime rate as defined in the agreements. One such note is due six months from the acquisition date and the second note is due in two equal installments of $375,000, nine months and eighteen months after the date of acquisition, respectively. The Company did not make the payments which were required in August and November 1996. On December 9, 1996, the Company received notification of the default from the former Biobottoms shareholders, which required that the Company cure the default on the notes within 270 days, or be subject to enforcement action. On February 25, 1997, the former Biobottoms shareholders agreed not to initiate enforcement action under this or susequent defaults until not earlier than December 31, 1997. In connection with obtaining this agreement, Diplomat agreed to pay the Biobottoms shareholders ten installemnts of $5,000 to be applied against the acquisition notes, commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for the remaining balance due on the acquisition notes. In July 1997, the Company received proceeds from a private placement and pursuant to an agreement with the Biobottoms shareholders paid $1,500,000 in full satisfaction of all amounts due under the acquisition notes, and also amended its consulting agreement with Joan Cooper and Anita Dimondstein to provide for additional compensation of 29,204 shares each of the Company's common stock. Additionally, the Company incurred costs related to the acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of 100,000 shares of the Company's convertible Series A preferred stock issued to a significant stockholder (who is also a member of the Board of Directors), as a fee for his assistance in consummating the acquisition. The Series A preferred shares are convertible into 1,000,000 common shares of the Company. The Series A preferred stock is not entitled to any specific dividends or liquidation rights.

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

                                                       Year ended
                                                       December 30,
                                                          1995
                                                      ---------------
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

                  B. Financing: Simultaneously with the closing of the Biobottoms acquisition, the Company and Biobottoms entered into a loan and subordinated security agreement with a director and principal stockholder of the Company and an affiliate of such individual pursuant to which the Company borrowed from such director and principal stockholder and affiliate $2,353,100 and $450,000, respectively. The loan from the director and principal stockholder was utilized to fund the acquisition of Biobottoms in part. The loan from the affiliate has been utilized for working capital purposes. Subject to an intercreditor agreement between the Company's asset based lender and other lenders, the $450,000 loan was paid in full on May 4, 1997.


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

6.       CONVERSION OF STOCKHOLDER DEBT AND ISSUANCE OF SERIES B
         PREFERRED STOCK:

                  Effective September 30, 1996, a significant stockholder and member of the Company's Board of Directors converted $3,500,285 of indebtedness into 290,000 shares of Series B preferred stock of the Company and 60,000 shares of the Company's Series C preferred stock. Both the Series B and C shares of preferred stock have a liquidation preference of $10 per share ("Liquidation Value") and a normal dividend of 9% of Liquidation Value, payable monthly. Should the Company not pay the dividends on either the Series B or C preferred stock for three consecutive months, the holder will be entitled to receive 100,000 shares of the Company's common stock for each month that the dividend has not been paid as a penalty. The preferred stock, based on Liquidation Value is convertible into common stock of the Company at 75% of the average market value of the common stock for the ten trading days immediately preceding the day of conversion. The preferred stock also has voting rights equal to 3,500,000 shares of common stock on all matters on which common stock votes, including election of directors. As part of the consideration for the conversion the holder was issued 500,000 shares of the Company's common stock. The issuance of the common stock was valued at approximately $0.80 per share, the estimated fair value of such shares at the time of issuance.

                  In September 1997, this significant shareholder loaned the Company an additional $1.2 million, with interest at 9%.

7.       INVENTORIES:

                  Inventories consist of the following at September 30, 1997:


                     Raw materials and packaging     $               375,510
                     Work-in-process                                 365,333
                     Finished goods                                4,495,968
                                                      ----------------------
                                                     $             5,236,811
                                                      ======================

8.       PROPERTY AND EQUIPMENT:

                  Property and equipment consist of the following at September 30, 1997:

                     Land                            $               420,000
                     Building                                      1,517,600
                     Equipment                                     2,808,526
                                                      ----------------------
                                                                   4,746,126

                     Less accumulated depreciation                 2,593,606
                                                      ----------------------
                                                     $             2,152,520
                                                      ======================



9.       OTHER ASSETS:

                  Other assets consist of the following at September 30, 1997:

                     Deferred acquisition costs      $               407,616
                     Noncurrent deferred tax asset                   581,535
                     Other                                           146,902
                                                      ----------------------
                                                     $             1,136,053
                                                      ======================

10.      REVOLVING CREDIT AGREEMENTS:

         (a) In April 1994, the Company entered into an agreement with Congress Financial Corporation ("Congress") providing the Company with a $3,000,000 collateralized line of credit to be utilized for loans and trade letters of credit. The loan is collateralized by substantially all of the Company's personal property, including accounts receivable, inventory, and trademarks. The interest rate on loans is 2% above the prime rate announced by Philadelphia National Bank. The prime rate was 8.5% and 8.25% at September 30, 1997 and 1996, respectively. The outstanding balance was $820,186 at September 30, 1997.

                  Pursuant to the amended terms dated October 1995, the Company may borrow up to an amount equal to the sum of:

                  (i)   80% of eligible accounts receivable (as defined)
                  (ii)  100% of cash collateral
                  (iii) the lesser of 35% of eligible inventory (as defined) or $1,250,000, less
                  (iv) any availability reserves.

                  The revolving credit agreement contains restrictions relating to the payment of dividends, and the maintenance of working capital and stockholders' equity. Up to $375,000 of such loan is guaranteed by a director and significant stockholder.

         (b) On February 9, 1996, the Company's wholly owned subsidiary (Biobottoms), entered into a new financing arrangement with Congress which includes a $2,000,000 revolving credit line, restricted to the lesser of 45% of the value of eligible inventory or 80% of the value of an orderly liquidation of such inventory. Borrowings on the line of credit bear interest at the prime rate plus 2% and it expires on February 9, 1999. Fees are paid on the unused line of credit at the rate of 1/2%. The line of credit is collateralized by substantially all of the Company's assets. The balance on this loan was $1,046,240 at September 30, 1997.

                  The above credit agreements with Congress Financial Corp. are currently being re-written as part of Congress's review and approval of the Magram acquisition.

                                     F  - 14

11.      LONG-TERM DEBT:

              Long-term debt consists of the following at September 30, 1997:

         Note payable - bank, payable in monthly
         installments of $10,018 which includes interest at
         8.375%, due August 2010. The note is collateralized
         by land and buildings and is guaranteed by a
         stockholder.
                                                               $        952,806

         Note payable - bank, payable in monthly
         installments of $7,201 which includes interest at
         12%. The note is collateralized by land and
         buildings and is cosigned by a stockholder.(b)                 564,540

         Equipment Loans - payable in monthly installments               80,634

         Other                                                          161,493

         Acquisition notes payable(a)                                         -

                                                               ----------------
                                                                      1,759,473


         Current maturities                                             682,863
                                                               ----------------
         Long - term debt                                      $      1,076,610
                                                               ================

              The maturities of long term debt is as follows:

                    1998                           $  893,936
                    1999                              215,976
                    2000                               50,233
                    2001                               55,733
                    Thereafter                        543,595
                                           ------------------
                                                   $1,759,473
                                           ==================

         (a) The Company paid $2,500,000 for Biobottoms, $1,000,000 in cash and $1,500,000 in the form of two promissory notes to Biobottoms' shareholders, each in the amount of $750,000 ("Acquisition Notes"). The notes bear interest at 1% over the prime rate as defined in the agreements as long as no default occurs. One such note was due six months from the acquisition date and the second note was due in two equal installments of $375,000, nine months and eighteen months after the date of acquisition, respectively. The Company did not make the payments which were required in August and November 1996. On December 9, 1996, the Company received notification of the default from the former Biobottoms shareholders, which required that the Company cure the default under the notes within 270 days, or be subject to enforcement action. On February 25, 1997, the Biobottoms former shareholders agreed not to initiate enforcement action as a result of this or subsequent defaults until not earlier than December 31, 1997. In connection with obtaining this agreement, Diplomat agreed to pay the Biobottoms shareholders ten installments of $5,000 to be applied against the acquisition notes, commencing on February 21, 1997 and to undertake to conduct a private placement of its securities to raise funds for the remaining balance due on the acquisition notes. In July 1997, the Company received proceeds from a Private Placement and pursuant to an agreement with the Biobottoms shareholders paid $1,500,000 in full satisfaction of all amounts due under the acquisition notes, and also amended its consulting agreements with Joan Cooper and Anita Dimondstein to provide for additional compensation of 29,204 shares each of the Company's common stock. Additionally, the Company incurred notes related to the acquisition in the amount of approximately $720,000. Of this amount, $600,000 represents the estimated fair value of 100,000 shares of the Company's convertible Series A Preferred Stock issued to a significant stockholder (who is also a member of the Board of Directors), as a fee for his assistance in consummating the acquisition. The Series A Preferred shares are convertible to 1,000,000 common shares of the Company. The Series A Preferred Stock is not entitled to any specific dividends or liquidation rights.

         (b) Full payment of this mortgage was due on January 26, 1997. The lender agreed to extend the mortgage for an additional twelve months in exchange for an extension fee of $15,000 and the agreement to bring certain past due amounts current.

12.      STOCKHOLDERS' EQUITY:

              A. On December 31, 1992, the Board of Directors adopted a stock option plan which allows for the grant of option to employees and non-employees to purchase up to 200,000 shares of the Company's common stock. The exercise price per share cannot be less than the fair market value of the Company's common stock on the date of grant. During each of 1996 and 1995, the Company issued 75,000 options exercisable at $1.50 per share. There were no options exercised or canceled during either of the years presented.

              B. There are currently 581,175 warrants outstanding to purchase shares of the Company's common stock at $3.50 per share. The warrants, which were issued in connection with the Company's initial public offering of its common stock, are exercisable until November 4, 1998. To date, these warrants have not been exercised.

             C. During 1995, warrants to purchase 1,500,000 shares of common stock were granted; 500,000 of these warrants, exercisable at $1.37 per share, were exercised during 1995 resulting in net proceeds to the Company of $628,000. The remaining 1,000,000 warrants were exercisable as follows, (i) 500,000 at $3.00 per share expiring on July 18, 1996 and (ii) 500,000 at $1.00 per share expiring on July 18, 1997, which were exercised during 1997. The warrants expiring July 18, 1996 were not exercised.

              D. In September 1996, the Company issued 500,000 common shares at $0.95 per share to previously unrelated investors from the exercise of options. Net proceeds to the Company were $475,000.

              E. In May 1997, the Company issued to Mr. Rubin of an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and providing an additional loan to the Company in the aggregate amount of $600,000 during 1996.

              F. In March 1997, the Company approved the issuance of 52,217 shares of Common Stock to Mr. Rubin in lieu of the dividend payments due under the Series B and Service C Preferred Stock, as well as for an adjustment in salary, for the period from January 1, 1997 through March 31, 1997.

              G. In September 9, 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz & Fredericks, LLP ("GSK&F") which provided that GSK&F will provide certain legal and consulting services to the Company over an extended period of time. As compensation for its services, certain individual members of GSK&F received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share. Of such securities, 157,500 shares of Common Stock and 67,500 options were issued to Wesley
         C. Fredericks who has since then become a director of the Company.

              H. In November 1996, the Company issued an aggregate of 1,060,000 options to 35 employees of the Company, including two executive officers and one outside director, pursuant to the November 1996 Plan. The Options are exercisable at $1.00 per share, vest over a period of five years, and expire ten years from the date of grant, if not sooner due to termination or death of the employee.

              I. In May 1997, the Company issued an aggregate of 150,000 options pursuant to the November 1996 Plan, 50,000 of which were issued to Howard Katz, a director of the Company, and 100,000 of which were issued to Mr. Fredericks in connection with his agreement to become a member of the Company's board of directors. Such options are exercisable at $2.38 per share.

              J. In May 1997, the Company authorized the issuance of 200,000 shares of Common Stock to Mr. Rubin in consideration of Mr. Rubin extending loans to the company as well as extending a personal guarantee to Congress on behalf of the Company.

              K. Between May and July 1997, the Company issued an aggregate of 158,408 shares of Common Stock and options to acquire 200,000 shares of Common Stock to six consultants. Of the 200,000 options, 50,000 are exercisable at $1.75 per share and 150,000 are exercisable at $1.875 per share.

              L. From May 1997 through September 1997, the Company sold 1,250,000 shares of its Common Stock in a private placement of its securities in which it raised $2,500,000. In addition to these shares, the Company issued to European Community Capital a placement agent's warrant exercisable to purchase up to 200,000 shares of Common Stock at $3.3125 per share. The Company issued an option to a principal of the placement agent to purchase up to 100,000 shares of Common Stock at $2.00 per share.

              M. In September 1997, Mr. Rubin made an additional loan to the

         Company in the amount of $1,200,000.

              N. In October 1997, in part to raise capital for the Company's acquisition out of bankruptcy of the assets of Brownstone, the Company completed a private offering of its securities which raised $3,480,000 from accredited investors. The private placement consisted of units, each unit consisting of ten shares of Series E Preferred Stock and 7,500 shares of Common Stock at a purchase price of $10,000 per unit. As a result the Company will be issuing an aggregate of 3,480 shares of Series E Preferred Stock and 2,610,000 shares of Common Stock.

13.      CONCENTRATION OF CREDIT RISKS:

              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables include concentrations of trade accounts in the juvenile products industry.

14.      NET SALES:

              For the year ended September 30, 1997 and the nine months ended September 30, 1996 two customers of Diplomat accounted for 6% and 4% and 6% and 15% of net sales, respectively.

15.      COMMITMENTS AND CONTINGENCY:

              Litigation

              In September 1996, the Company was named as a defendant in an action brought in the Supreme Court of New York. The plaintiff alleges that the defendants' (including the Company) negligent maintenance of a railroad crossing adjacent to the Company's property caused him to collide with a train. The plaintiff is seeking $10,000,000 in damages for his injuries, and his spouse is seeking an additional $1,000,000 in damages for loss of the plaintiff's services. The Company and its insurance carrier intend to vigorously defend this action. The ultimate outcome of the litigation cannot be presently determined. The Company does maintain $1,000,000 of insurance coverage which could be applied to any liability posed by this matter.

              In February 1997, Francine Nichols, a former consultant to the Company, commenced an action against the Company in the Supreme Court of the State of New York, New York County, to recover approximately $240,000 allegedly due under a consulting agreement between Ms Nichols and the Company. The Company disputes each claim and intends to vigorously defend against them and believes that it will prevail.

              In July 1997, Federal Express commenced an action against Biobottoms claiming approximately $180,000 in unpaid delivery invoices. Biobottoms has disputed this claim and has filed a counter claim on several bases, one of which is nonperformance. Biobottoms intends to vigorously defend against the claim, and believes that it will prevail.

16.      INCOME TAXES:

              The following analyzes the deferred tax assets at September 30, 1997:

          Deferred tax asset:

          Net operating loss carry forward              $        3,167,000
          Depreciation                                             102,000
          Inventory                                              1,016,000
          Other items                                              164,000
                                                        ------------------
                                                                 4,449,000

          Less: Valuation allowance                             (3,087,000)
                                                        ------------------
            Deferred tax asset                          $        1,362,000
                                                        ==================

              A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management's estimates of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance was $2,835,000 at September 30, 1997, which represents a decrease of $212,000 over the amount reported at September 30, 1996.

              As of September 30, 1997, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $7,900,000 which are available to offset future Federal taxable income through 2009.

         The provision for income taxes differs from the amount computed by applying the 34% federal statutory income tax rate to the net loss before provision for income taxes as follows:



                                                                                     Nine
                                                            Year ended           months ended
                                                           September 30,         September 30,
                                                               1997                  1996
                                                        -------------------   ------------------

  Income tax (benefit) computed at statutory rate       $           257,000   $       (2,456,000)

  Tax benefit of  net operating loss carry forward                 (257,000)

  State tax benefit, net of federal tax benefit                       1,567             (313,000)

  Adjustment to valuation allowance                                (212,000)           2,769,000
                                                        -------------------   ------------------
  Income tax (benefit) as reported                      $          (210,433)  $          -
                                                        ===================   ===================

17.      BUSINESS SEGMENT INFORMATION:

              Summarized financial information by business segment for nine months ending September 30, 1997 is as follows:

                                                           Year ended
                                                          September 30,
                                                              1997
                                                     -----------------------
                Net sales:

                     Specialty catalog retail        $            17,591,784
                    operations

                     Mass merchant manufacturing                   6,892,724
                      and distribution
                                                     -----------------------
                                                                  24,484,508
                                                     -----------------------
               Operating income:

                     Specialty catalog retail                       (287,066)
                    operations

                     Mass merchant manufacturing                   1,436,434
                     and distribution
                                                     -----------------------
                                                                   1,149,368
                                                     -----------------------

               Total assets:

                     Specialty catalog retail                     10,311,497
                    operations

                     Mass merchant manufacturing                   5,415,333
                     and distribution
                                                     -----------------------
                                                                  15,726,830
                                                     -----------------------

               Depreciation and amortization:

                     Specialty catalog retail                        320,941
                    operations

                     Mass merchant manufacturing                     105,124
                     and distribution
                                                     -----------------------
                                                                     426,065
                                                     -----------------------

               Capital expenditures:

                     Specialty catalog retail                        159,766
                    operations

                     Mass merchant manufacturing                      20,138
                     and distribution
                                                     -----------------------
                                                     $               179,904
                                                     -----------------------



18.      YEAR ENDED SEPTEMBER 30, 1996 (UNAUDITED):

                  The following summarizes the Company's results of operations for year ended September 30, 1996:

                                                            Year ended
                                                        September 30, 1996
                                                     -----------------------
               Net sales                             $            20,576,697

               Cost of sales                                      14,579,343
                                                     -----------------------
               Gross profit                                        5,997,354

               Operating expenses                                 13,543,927

                                                     -----------------------
               Operating loss                                     (7,546,573)

               Other income                                            3,980

               Interest expense                                     (908,664)
                                                     -----------------------
               Loss before income taxes                           (8,451,257)

               Income taxes                                           47,000
                                                     -----------------------
               Net loss                              $            (8,404,257)
                                                     -----------------------
               Net loss per share                    $                 (1.97)
                                                     -----------------------
               Number of shares used in                            4,267,640
               computation

19.      STOCK OPTION PLANS

              The Company's 1992 Stock Option Plan ("1992 Stock Option Plan") provides for the issuance of up to 200,000 shares of Common Stock upon exercise of incentive stock options and is intended to qualify under
         Section 422 of the Internal Revenue Service Code of 1986, amended ("Code").

              The Stock Option Plan may be administered by the Board of Directors or by a stock option committee of the Board of Directors (the "Committee"). Incentive stock options are granted under the Stock Option Plan to employees generally on the basis of the recipient's responsibilities and the achievement of performance objectives. Subject to the limitations set forth in the Stock Option Plan, the Board or the Committee has the authority to determine when the options may be exercised and vest. Under the Plan, the per share exercise price may not be less than the greater of 100% of the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the per share exercise price must be at least 110% of the fair market value on the date of grant and the term may not be longer than five years. As of this date, the Company has outstanding an aggregate of 130,000 Stock options, exercisable at $1.50 per share, all of which are held by affiliates or employees of the Company at the time of grant.


         August 1996 Stock Option Plan -- The Company also established a non-qualified stock option plan providing for the issuance of up to 1,500,000 shares of Common Stock to its directors, officers, key employees and consultants (the "August 1996 Plan"). To date, the Company has granted directors, officers and key employees an aggregate of 150,000 incentive and non-qualified stock options, at an exercise price of $2.00 per share and 500,000 non-qualified stock options issued and exercised by a consultant. Future grants could have an adverse affect on the market price of the Company's securities.

         November 1996 Stock Option Plan -- Under the Company's November 1996 Incentive Stock Option Plan (the "November 1996 Plan"), options to purchase a maximum of 1,500,000 shares of Common Stock of the Company (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. As of the date of this Prospectus, 1,060,000 of such options have been granted at an exercise price $1.00, and 150,000 have been granted at an exercise price of $2.375. The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the persons to be granted options, the number of shares subject to the options and terms of the option agreements. Only employees, including officers and part time employees of the Company, and non-employee directors, consultants and advisors and other persons who perform significant service for or on behalf of the Company, may be granted incentive stock options, officers and directors who currently own more than 5% of the issued and outstanding stock are not eligible to participate in the Plan.

              The Plan provides that options granted thereunder shall be exercisable during a period of no more than ten years from the date of grant, depending upon the specific option agreement, and that, with respect to incentive stock options, the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock at the time of the grant.

              In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option option pricing model with the following weighted average assumptions used for stock options granted during the years ended September 30, 1997 and 1996: annual dividends of $0; expected volatility of 94.99%; risk-free interest rate of 7% and expected life of five years. The weighted average fair value of stock options granted during the years ended September 30, 1997 and 1996 was $1.17 and $1.48, respectively. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's proforma net loss and net loss per share would have been

         $328,099 and $.06 per share for the fiscal year ended September 30, 1997 and $8,298,400 and $1.82 per share for the nine months ended September 30, 1996.

20.      SUBSEQUENT EVENT

              In October 1997, the Company acquired out of bankruptcy all of the assets of Brownstone Studios, Inc., a mail-order catalog company.