Form 10KSB40/A
period 1997-09-30
DIPLOMAT CORP
filed 1998-01-15
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Regulation S-K (s.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)


        The issuer's net sales for the most recent fiscal year were $24,484,508.

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

        Certain exhibits listed in Part IV have been incorporated by reference. The index to exhibits appears on Page

PART I

Item 1. Business

               Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the completion of the Lew Magram Ltd acquisition, the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins.




General

               The term "the Company" shall include Diplomat Corporation and its wholly-owned subsidiaries, Biobcttoms, Inc. ("Biobottoms") and Brownstone Holdings, Inc. ("Brownstone") unless otherwise indicated. The term "Diplomat" shall refer to the operations of the Diplomat Corporation exclusive of its subsidiaries.

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

               On October 30, 1997, the Company acquired out of bankruptcy all of the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalog.


               On December 23, 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., ("Lew Magram"), a New York Corporation, which upon completion of the merger will result in Lew Magram being a wholly owned subsidiary of the Company. The completion of the merger is subject to certain conditions, specifically obtaining certain lender and environmental approvals. The Company believes that the merger will close by February 1998. However, there can be no assurance that the merger will be completed by such time if at all.

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

               Although the Company has traditionally focused on direct marketing of infant- related care and comfort products and accessories and apparel accessories for newborns through preteens, management believes that economic conditions in the direct marketing apparel industry are favorable. The Company has expanded its strategy to become an industry leader in the direct mail catalog apparel industry through its recent acquisition of the assets of Jean Grayson's Brownstone Studio, Inc. and the planned acquisition of Lew Magram.

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

               Lew Magram and Brownstone private label products are produced by many third party manufacturers based on design and material specifications provided by Lew Magram and Brownstone. Branded merchandise is purchased by Lew Magram and Brownstone merchants from third party vendors.

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

               Seasonality of product is generally not a factor affecting Diplomat's sales. Sales fluctuations are, however, affected by special seasonal promotional activities of the merchandise retailer. The sales of the mail order companies are affected by seasonality with the winter holiday season being the strongest.

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

PART III

Item 9. Directors and Executive Officers, Promotors and Control Persons Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers and Key Employees

The Directors, Executive Officers and Key Employees of the Company are as follows:

     Name                          Age               Position
     ----                          ---               --------


     Robert M. Rubin               57       Chairman of the Board and Director

     Jonathan Rosenberg            37       President, Chief Executive officer
                                            and Director

     Stuart A. Leiderman           53       Executive Vice President - Sales
                                            and Marketing and Director

     Warren H. Golden*             55       Chief Operating Officer and
                                            Director

     Irwin Oringer                 61       Chief Accounting officer and
                                            Controller

     Howard Katz                   56       Director

     Wesley C. Fredericks, Jr.     49       Director


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


* In accordance with the Agreement and Plan of Merger to acquire Lew Magram, Mr. Golden is to be appointed as a director and as Chief Operating Officer of the Company upon completion of the acquisition of Lew Magram.


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



In accordance with the Agreement and Plan of Merger to acquire Lew Magram, upon completion of the acquistion each of Irving Magram, Warren Golden and Stephanie Sobel will enter into employment agreements with the Company or Lew Magram. The employment agreement between the Company and Warren Golden provides that Mr. Golden will be employed as the Company's Chief Operating Officer and Lew Magram's Executive Vice President for three years, subject to annual renewals, at an annual salary of $200,000. The employment agreement between Irving Magram and Lew Magram provides that Mr. Magram will be employed as President of Magram for three years, subject to annual renewals, at an annual salary of $200,000. The employment agreement between Stephanie Sobel and Lew Magram provides that Ms. Sobel will be employed as Senior Vice President of Marketing for three years, subject to annual renewal, at an annual salary of $172,500.

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

(3) The table does not include the beneficial ownership of the Company's Common Stock to be issued upon the closing of the acquisition of Lew Magram Ltd. In December 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., Robert Rubin, Jay Kaplowitz, Irving Magram, Warren Golden and Stephanie Sobel, all of the shareholders of Lew Magram Ltd. (the "Merger"). The closing of the Merger is conditioned upon obtaining a lender's approval to release Mr. Magram from a personal guaranty of Lew Magram's loans and environmental approvals from the State of New Jersey. Prior to the closing, Messrs. Magram and Golden and Ms. Sobel own all of the outstanding common stock of Lew Magram Ltd. and Messrs. Rubin and Kaplowitz own all of the outstanding Senior Convertible Preferred Stock of Lew Magram Ltd., which Messrs. Rubin and Kaplowitz acquired in May 1997, which is convertible into one-half of the outstanding common stock of Lew Magram Ltd. after giving effect to the conversion. Upon the closing of the Merger, the Company will issue 95,000 shares of Series D Preferred Stock to each of the Lew Magram Ltd. shareholders of which Mr. Rubin will receive 42,750 shares. Mr. Magram will receive 40,375 shares, Messrs. Golden and Kaplowitz will receive 4,750 shares each and Ms. Sobel will receive 2,375 shares, subject to the right of Mr. Magram to put Lew Magram Ltd common stock to Messrs. Rubin and Kaplowitz equivalent to approximately 7,017 shares of Series D Preferred Stock. In addition, Mr. Magram, Mr. Golden and Ms. Sobel will receive 125,000 shares, 83,333 and 41,667 shares of the Company's common stock, respectively. Each share of the Company's Series D Preferred Stock shall be convertible into 33 1/3 shares of the Company's Common Stock which ratio may be increased or decreased if the average closing price of the Company's Common Stock for the ten trading days before the closing is less than $3.00 or more than $4.50 per Share.

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

        In December 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., Robert Rubin, Jay Kaplowitz, Irving Magram, Warren Golden and Stephanie Sobel, all of the shareholders of Lew Magram Ltd. ("Merger"). Upon the closing of the Merger, Lew Magram Ltd. will merge with Magram Acquisition Corp. resulting in Lew Magram becoming a wholly owned subsidiary of the Company. Prior to the closing Messrs. Magram and Golden and Ms. Sobel own all of the outstanding common stock of Lew Magram Ltd. and Messrs. Rubin and Kaplowitz own all of the outstanding Senior Convertible Preferred Stock of Lew Magram Ltd., which Messrs. Rubin and Kaplowitz acquired in May 1997, which is convertible into one-half of the outstanding common stock of Lew Magram Ltd. after giving effect to the conversion. At the closing of the Merger, the Company will issue 95,000 shares of the Series D Preferred Stock to each of the Lew Magram Ltd. shareholders of which Mr. Rubin will receive 42,750 shares, Mr. Magram will receive 40,375 shares, Messrs. Golden and Kaplowitz will receive 4,750 shares each and Ms. Sobel will receive 2,375. In addition, Mr. Magram, Mr. Golden and Ms. Sobel will receive 125,000 shares, 83,333 and 41,667 shares of the Company's common stock, respectively. Each share of the Company's Series D Preferred Stock is convertible into 33 1/3 shares of the Company's Common Stock which ratio may be increased or decreased if the average closing price of the Company's common stock for the ten trading days before the closing is less than $3.00 or more than $4.50 per share. Each of the stockholders have agreed to indemnify the Company for any material breach of the representations made by Lew Magram Ltd. in the Merger Agreement limited to $9,500,000 and which claims for indemnification must be brought within one year of the closing date of the Merger. Messrs. Rubin and Kaplowitz will assign to the Company their rights to any claim either of them may have for breach of any warranty made by Lew Magram Ltd. in the May 1997 Senior Convertible Preferred Stock purchase agreement in return for a release of their indemnification obligations under the Merger Agreement.

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




21       Subsidiaries of the Registrant*********


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

**** Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended December 31, 1995.

***** Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended September 30, 1996.

****** Incorporated by reference to Diplomat Corporation report on Form 8-K dated November 15, 1997.

******* Incorporated by reference to Diplomat Corporation Registration Form SB-2 dated November 17, 1997.

******** Incorporated by reference to Diplomat Corporation report on Form 10-KSB dated January 13, 1998.


*********Included in this Form 10-KSB/A1

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIPLOMAT CORPORATION

                                    By:/s/ Jonathan Rosenberg
                                       -----------------------
                                       Jonathan Rosenberg
                                       President, Chief Executive Officer

Dated: January 15, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

        Name                        Title                           Date
        ----                        -----                           ----

/s/ Jonathan Rosenberg         President, Chief Executive     January 15, 1998
----------------------         Officer and Director
Jonathan Rosenberg             (Principal Exec Officer)



/s/ Robert M. Rubin            Chairman of the Board and      January 15, 1998
-------------------            a Director
Robert M. Rubin



                               Executive Vice President of
--------------------           Sales and Marketing and a
Stuart Leiderman                      Director


                               Director
----------------
Howard Katz



/s/ Wesley C. Fredericks, Jr.  Director                       January 15, 1998
----------------------------
Wesley C. Fredericks, Jr.



/s/ Irwin Oringer              Principal Accounting Officer   January 15, 1998
-----------------                   and Controller
Irwin Oringer

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

                                                /s/ Feldman Radin & Co., P.C.
                                                    Feldman Radin & Co., P.C.
                                                    Certified Public Accountants

New York, New York
January 13, 1998


                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997

                                     ASSETS

CURRENT ASSETS:

                                                                   Pro-Forma         Actual
                                                                   ---------         ------
                                                                  (unaudited)
     Cash and cash equivalents                                  $     59,750       $    35,669
     Accounts receivable, net of allowance of $147,001             2,212,856         1,419,720
     Inventories                                                  10,005,057         5,326,811
     Prepaid catalogs                                              2,452,858           918,028
     Prepaid expenses                                              1,396,881           350,783
     Other current assets                                            938,802           938,802
                                                                ------------        ----------
          TOTAL CURRENT ASSETS                                    17,066,204         8,989,813

PROPERTY AND EQUIPMENT, net                                        3,465,493         2,152,520


OTHER ASSETS:
     Goodwill                                                     10,879,788         3,448,444
     Customer List                                                 4,875,000                --
     Other                                                           728,437         1,136,053
                                                                ------------       -----------
                                                                $ 37,014,921       $15,726,830
                                                                ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expense                        $11,713,554       $ 5,592,089
     Loans payable - Stockholder                                   1,435,000         1,435,000
     Loans payable - Congress Financial Corp.                      4,130,136         1,866,426
     Open prepaid orders                                             335,948                --
     Outstanding merchandise credits                               2,981,521                --
     Current maturities of long term debt                            893,936           682,863
                                                                ------------       -----------
          TOTAL CURRENT LIABILITIES                               21,490,095         9,576,378

LONG TERM DEBT, less current maturities                            1,235,754         1,076,610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.10 par value, 1,000,000 shares
         authorized 505,000 shares issued and outstanding         12,883,048         4,191,380
     Common stock, $.0001 par value, 50,000,000 shares
         authorized, 8,001,933 shares issued and outstanding             801               801

     Paid-in capital                                               9,266,908         9,266,908
     Accumulated deficit                                          (7,861,684        (8,385,247)
                                                                ------------       -----------
          TOTAL STOCKHOLDERS' EQUITY                              14,289,073         5,073,842
                                                                ------------       -----------

                                                                $ 37,014,921       $15,726,830
                                                                ============       ===========



                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Actual
                                                               --------------------------------
                                                  Pro-Forma                           Nine
                                                 Year ended     Year ended         months ended
                                                September 30,   September 30,     September 30,
                                                     1997           1997             1996
                                                -------------   -------------     -------------
                                                (unaudited)
NET SALES                                       $  35,147,333   $ 24,484,508    $  19,222,801

COST OF GOODS SOLD                                 16,665,203     11,659,386       13,334,588
                                                -------------    ------------    ------------

     GROSS PROFIT                                  18,482,130     12,825,122        5,888,213
                                                -------------    ------------     -----------

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES      16,720,829     11,675,754       10,589,561

RESTRUCTURING AND REORGANIZATION COSTS                --                  --        1,738,975
                                                -------------    ------------    ------------

OPERATING INCOME (LOSS)                             1,761,301      1,149,368       (6,440,323)

OTHER EXPENSE                                        (644,233)      (663,754)        (784,577)
                                                -------------    ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                   1,117,068        485,614       (7,224,900)

INCOME TAXES (BENEFIT)                               (210,433)      (270,433)             --
                                                -------------    ------------     -----------

NET INCOME (LOSS)                                   1,327,501        756,047       (7,224,900)

PREFERRED STOCK DIVIDENDS                           (362,892)       (317,892)             --
                                                ------------    ------------       ----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS        $    964,609     $   438,155      $(7,224,900)
                                                ============    ============      ===========

NET INCOME (LOSS) PER COMMON SHARE              $       0.16    $        .07      $     (1.59)
                                                ============    ============      ===========

AVERAGE NUMBER OF SHARES USED IN COMPUTATION       5,892,454       5,892,454        4,549,525
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