Form 10QSB
period 1997-12-31
DIPLOMAT CORP
filed 1998-02-20
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

Commission File Number 0-22432

                              DIPLOMAT CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   13-3727399)
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

25 Kay Fries Drive, Stony Point, New York                  10980
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        914 786-5552


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 31, 1998, 10,629,433 Common Shares outstanding

Transitional Small Business Disclosure (check One):

 Yes    No X
     --   --

                              DIPLOMAT CORPORATION

                                      INDEX
                                      -----

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

         Consolidated Balance Sheet - December 31, 1997                       3


         Consolidated Statements of Operations - For the three months
         ended December 31, 1997 and December 31, 1996                        4


         Consolidated Statements of Cash Flows - For the three months
         ended December 31, 1997 and December 31, 1996                        5


         Notes to Financial Statements                                     6-10

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                             11-16

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities                                     17

Item 6 - Exhibits and Reports on Form 8-K                                    17


SIGNATURE                                                                    18

                      DIPLOMAT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                DECEMBER 31,1997


                                     ASSETS

CURRENT ASSETS:

           Cash and cash equivalents                               $   753,544
           Accounts receivable, trade,net                            3,370,894
            Inventories                                             14,571,601
            Prepaid expenses                                         4,641,684
            Other current assets                                     2,096,722
                                                                   -----------
                      TOTAL CURRENT ASSETS                          25,434,445

PROPERTY AND EQUIPMENT
          less accumulated depreciation                              3,769,124

OTHER ASSETS
          Goodwill                                                  13,651,182
          Customer list                                              5,118,750
          Other                                                        580,687
                                                                   -----------
                                                                   $48,554,188

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable-trade                                  $ 9,823,391
           Loans payable-stockholders                                1,430,000
           Loans payable-bank                                        8,615,562
           Accrued expenses                                          9,686,421
           Current maturities of long term debt                        859,935
                                                                   -----------
                          TOTAL CURRENT LIABILITIES                 30,415,309
                                                                   -----------

LONG TERM DEBT,less current maturities                               1,320,781
                                                                   -----------

STOCKHOLDERS' EQUITY:

          Preferred stock                                           16,363,068
          Common stock                                                     801
          Paid-in capital                                            8,206,907
          Accumulated deficit                                       (7,752,678)
                                                                   -----------
                          TOTAL SHAREHOLDERS' EQUITY                16,818,098

                                                                   -----------
                                                                   $48,554,188

                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STAEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                        Dec 31,         Dec 31,
                                                         1997            1996
                                                       ---------       --------
NET SALES                                            $22,341,034    $ 7,047,522

COST OF SALES                                         10,070,993      3,206,950
                                                     -----------    -----------
GROSS PROFIT                                          12,270,041      3,840,572

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          11,744,192      2,999,461
                                                     -----------    -----------
OPERATING INCOME                                         525,849        841,111

OTHER EXPENSE, PRINCIPALLY INTEREST                     (302,195)      (147,847)
                                                     -----------    -----------
INCOME  BEFORE INCOME TAXES                              223,654        693,264

INCOME TAXES (BENEFIT)                                         0        171,863
                                                     -----------    -----------
NET INCOME                                              $223,654       $521,401

BASIC EARNINGS PER SHARE                                   $0.02          $0.10
                                                     -----------    -----------
DILUTED EARNINGS PER SHARE                                 $0.01          $0.05
                                                     -----------    -----------
WEIGHTED SHARES USED IN COMPUTATION:
Basic                                                  8,880,733      5,256,025
Diluted                                               10,331,206     10,658,541




                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Three months ended
                                                          Dec.31,      Dec. 31,
                                                           1997          1996
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (Loss)                                      $223,654   $521,400
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                        398,797     76,515
                                                          ----------   --------

                                                             622,451    597,915
CHANGES IN ASSETS AND LIABILITIES

     (Increase)decrease in accounts receivable              (649,771)    51,451
     (Increase) decrease  in inventories                       3,125   (266,098)
     (Increase)decrease in prepaid expenses               (1,576,025)   140,846
     (Increase)decrease in other current assets               68,760    486,763
     (Increase)decrease in other assets                   (1,893,970)   (96,758)
     Increase(decrease) in accounts payable                  201,605   (602,037)
     Increase(decrease)  in accrued expenses               1,154,827   (475,615)
                                                          ----------   --------
                                                          (2,068,998)  (163,533)
                                                          ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment, net             (236,946)   (19,024)
     Acquisition of subsidiaries                          (2,634,361)         0
                                                          ----------   --------
                                                          (2,871,307)   (19,024)
                                                          ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                     4,420,020    245,000
     Preferred stock dividend                               (126,640)         0
     Proceeds from loans  payable                            133,097          0
     Repayments of loans payable                             (87,042)   (10,519)
     Revolving credit agreement                            1,302,540    (68,751)
                                                          ----------   --------
                                                           5,641,975    165,730
                                                          ----------   --------
NET INCREASE(DECREASE) IN CASH                               701,670    (16,827)
CASH AND CASH EQUIVALENTS-beginning of period                 51,873     69,258
                                                          ----------   --------
CASH AND CASH EQUIVALENTS-end of period                     $753,543    $52,431

                      DIPLOMAT CORPORATION AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                  ---------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

         A. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. Except as otherwise disclosed, all such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

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

         D. The Company follows SFAS 109 for income taxes. Pursuant to SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

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

         K. Revenue is recognized at the time merchandise is shipped to customers. Proceeds received from merchandise not shipped are reflected as "customers' unshipped orders", a current liability.

         L. The term "the Company" shall include Diplomat Corporation and its wholly-owned subsidiaries, Biobottoms, Inc. ("Biobottoms"), Brownstone Holdings, Inc. ("Brownstone") and Lew Magram, Ltd. ("Magram"), unless otherwise indicated. The term "Diplomat" shall refer to the operations of the Diplomat Corporation exclusive of its subsidiaries.

         M. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128"), which became effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS No. 123 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of prior period reported earnings per share to conform to the new standard.

The following is a reconciliation of the numerator and denominator underlying the earnings per share computations:


                                      For the Quarter ended December 31, 1997
                                      ---------------------------------------
                                            Income          Shares    Per Share
                                          (Numerator)   (Denominator)   Amount
                                          -----------   -------------   ------

Net Income                                 $223,654
Preferred stock dividends                   (78,750)
                                            -------

Basic EPS:
Income available to common shareholders    $144,904       8,880,733      $.02

Effective of Dilutive Securities:
Options and Warrants                                      1,450,473

Diluted EPS:
Income available to common stockholders
  and assumed conversions                  $144,904      10,331,206      $.01

        Other potentially dilutive securities outstanding at December 31,1997, excluded from the computation because their effect is antidilutive, include 450,000 shares of preferred stock convertible into 2,090,343 shares of common stock.

                                        For the Quarter ended December 31, 1996
                                        ---------------------------------------

                                               Income       Shares     Per Share
                                           (Numerator)   (Denominator)   Amount
                                           -----------   -------------   ------

Net Income                                  $521,401
Preferred stock dividends                          0
                                            --------
Basic EPS:
Income available to common shareholders     $521,401       5,256,025       $.10

Effect of Dilutive Securities:
Convertible preferred stock                        0       5,402,516
                                             -------       ---------

Diluted EPS:
Income available to common shareholders
  and assumed conversions                   $521,401      10,658,541       $.05



2.       ACQUISITION OF LEW MAGRAM, LTD.
         -------------------------------

         On February 19, 1998 the Company completed the acquisition of Lew Magram, Ltd. (Magram), a New York corporation with a place of business in Teaneck, New Jersey, which is in the business of mail order catalog sales of womens' clothing. The accompanying financial statements include unaudited pro-forma balance sheets and income statements as if the acquisition was effected as of July 1, 1997, the date that the Company assumed effective control of Magram. The acquisition was accounted for as a purchase and the consideration consisted of the issuance of 95,000 shares of the Company's $.10 par value, Series D convertible preferred stock and 250,000 shares of the Company's common stock. The Series D preferred stock is convertible into 3,166,667 shares of the Company's common stock. The fair market value of the consideration was approximately $8.7 million and acquisition costs were approximately $646,000. The Company recorded the carryover basis for a certain selling stockholder of Magram who is also a principal stockholder of the Company.

         The net fair market value of the identifiable assets acquired was approximately $1.9 million, and included customer lists valued at $5 million. The customer lists are being amortized over a period of 10 years. Goodwill amounted to approximately $7.4 million and is being amortized over 25 years.

         The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Magram as if the acquisition had occurred at the beginning of 1996, after giving effect to certain adjustments, including amortization and preferred stock dividends.

                                            Three months         Three months
                                               ended                ended
                                             December 31,        December 31,
                                                1997                 1996
                                             ----------          -----------
                                            (Unaudited)          (Unaudited)

         Net sales                          $22,341,034          $22,650,633

         Net income (loss) to
          common shareholders                  $(56,971)            $305,055

         Net income (loss) per common share       $(.01)                $.06

         The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

         On October 30, 1997, the Company acquired out of bankruptcy all the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalog. Brownstone has moved from its Secaucus,NJ facility and is operating from the facilities of Lew Magram in Teaneck,NJ.

3.       ACQUISITION OF BIOBOTTOMS, INC. AND RELATED FINANCING
         -----------------------------------------------------

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

         B. Financing: Simultaneously with the closing of the Biobottoms acquisition, the Company and Biobottoms entered into a loan and subordinated security agreement with a director and principal stockholder of the Company and an affiliate of such individual pursuant to which the Company borrowed from such director and principal stockholder and affiliate $2,353,100 and $450,000., respectively. The loan from the director and principal stockholder was utilized to fund the acquisition of Biobottoms in part. The loan from the affiliate has been utilized for working capital purposes. Subject to an intercreditor agreement between the Company's asset based lender and other lenders, the $450,000 loan was payable in full on May 4, 1996 and was paid in full together with a financing fee of $50,000 paid in May 1997.

                  In connection with such aforementioned loan by a director and principal stockholder of the Company in the amount of $2,353,100, the Company issued 100,000 shares of its Series A Preferred Stock, which are convertible into 1,000,000 shares of common stock at the option of the director and principal stockholder. The holder of such shares of preferred stock will have the right, subject to subordination and intercreditor agreement by and among Congress Financial Corporation and others, during any period during which there shall be an Event of Default under such loans, as such term is defined therein, to designate a majority of the members of the Board of Directors of the Company. Such right of designation will continue during the duration of any such Event of Default. The Company has agreed at its sole cost and expense to include the common shares issuable upon conversion of the shares in any registration statement filed with the Securities and Exchange Commission within six months of the date hereof.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

NET SALES

         Consolidated  net sales for the Three  Month  Period  ended
December 31, 1997 ("1997 Period") increased approximately $15,293,000 from the Three Month Period ended December 31, 1996 ("1996 Period"), primarily as a result of the sales of the Magram and Brownstone operations in the 1997 period. There was a decrease in Biobottoms sales of $1,301,000 and increases in Diplomat sales of $74,000 from 1996 to 1997. The sales of Diplomat for the 1997 Period were $1,463,000 as compared to $1,389,000 for the 1996 Period. The sales of Biobottoms were $4,357,000 in the 1997 Period as compared to $5,658,000 in the 1996 Period.


         Consolidated cost of sales were 45% of net sales in the 1997 Period and 46% in the 1996 Period. The increase in cost of sales of $6,864,000 in the 1997 Period was primarily from Magram and Brownstone.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $8,745,000 from the 1996 Period to the 1997 Period, primarily as a result of the purchase of Magram and Brownstone in 1997. There was an increase of $231,000 of Biobottoms operating expenses in the 1997 Period. Operating expenses of Diplomat for the 1997 Period were $552,000 as compared to $508,000 in the 1996 Period. Operating expenses of Biobottoms increased $231,000 primarily from increased catalog expenses from the 1996 Period to the 1997 Period. Consolidated operating expenses were 62% of net sales in the 1997 Period and 43% in the 1996 Period.

         Interest expense increased $154,000 from 1996 to 1997 as a result of borrowings of Magram and Brownstone in 1997.

         The net income for the 1997 Period was $224,000 as compared to net income of $521,000 for the 1996 Period.

         At December 31, 1997, the Company has recorded deferred tax assets of $1,362,000. The full utilization of such deferred tax assets is dependent upon the Company realizing taxable income in future years. The total amount of future taxable income for utilizing such deferred tax assets will be approximately $3,400,000. Based on the current period's operations, such realization would take approximately three years.

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

         As of October 30, 1997, Brownstone entered into a loan agreement with Congress providing Brownstone with a maximum $5.5 million secured line of credit to be used for loans and trade letters of credit. The line of credit is secured by all of the assets of Brownstone and guaranteed by the Company and Magram. The interest rate is two percent (2%) above the prime rate announced by Core States Bank. The loan agreement provides for certain restrictive covenants, including restrictions on Brownstone's debt financing, dividends and distributions, and transactions with the Company and its subsidiaries. The loan agreement also requires Brownstone maintain a net worth (excluding debt subordinated to the Congress loan) of $300,000 until June 30, 1998, and $500,000 thereafter.

         Prior to the acquisition of Magram, Magram had entered into a loan agreement, dated as of August 13, 1996, with Congress providing Magram with a maximum $5.0 million secured line of credit to be used for loans and trade letters of credit. The line of credit is secured by all of the assets of Magram and guaranteed by the Company and Brownstone. The interest rate is one and one-half percent (1 1/2%) above the prime rate announced by Core States Bank. The loan agreement provides for certain restrictive covenants, including restrictions on Magram's debt financing, dividends and distributions and transactions with the Company and its subsidiaries. The loan agreement also requires Magram maintain working capital of at least $1,500,000 and net worth (excluding debt subordinated to the Congress loan) of $1,600,000.

         The lines of credit between Congress and each of the Company, Brownstone and Magram are each guaranteed by Robert M. Rubin up to an aggregate maximum amount of $500,000.

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

         In September 1997, Mr. Rubin made an additional loan to the Company in the amount of $1,200,000 for working capital purposes.

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

         In October 1997, in part to raise capital for the Company's acquisition out of bankruptcy of substantially all of the assets of Jean Grayson's Brownstone Studio, Inc., the Company completed a private placement of its securities which raised $3,345,000 from accredited investors. The private placement consisted of units, each unit consisting of ten shares of Series E Preferred Stock and 7,500 shares of Common Stock at a purchase price of $10,000 per unit.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

         During the three months ended December 31, 1997, there was a decrease in cash flow from operating activities of approximately $2,069,000 primarily from an increase in inventory required for the sale of seasonal products and for prepaid catalog costs. This increase was funded by the revolving line of credit from Congress and proceeds from a private placement.

PART II  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         In October 1997, the Company issued in a private placement offering

334.5 units, each unit consisting of ten shares of Series E Preferred Stock and 7,500 shares of Common Stock. The issuance was exempt from registration by virtue of Section 4(2) under the Securities Act of 1933, as amended (the "Act").

         On October 30, 1997, the Company issued in connection with the acquisition of assets of Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc. options to purchase up to 200,000 shares of the Company's Common Stock. The issuance was exempt from registration by virtue of Section 4(2) under the Act.

         On December 23, 1997, the Company entered into a definitive agreement for the acquisition of Lew Magram, Ltd. In connection with the acquisition, 95,000 shares of Series D Preferred Stock, which are convertible into a total of 3,166,667 shares of Common Stock, and 250,000 shares of Common Stock were issued simultaneous with the closing of the acquisition on February, 1998. The issuance was exempt from registration by virtue of the exemption under Section 4(2) under the Act.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On November 14, 1997, the Company filed a report dated October 30, 1997 on Form 8-K, Item 2, covering the acquisition by the Company's wholly-owned subsidiary, Brownstone Holdings, Inc., of substantially all of the assets of Jean Grayson's Brownstone Studio., Inc.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIPLOMAT CORPORATION

February 20, 1998                     By: /s/ Jonathan Rosenberg
                                          ----------------------
                                              Jonathan Rosenberg
                                              Chief Executive Officer

February 20, 1998                     By: /s/ Irwin Oringer
                                          -----------------
                                              Irwin Oringer
                                              Principal Accounting Officer and
                                              Controller