Form 10QSB/A
period 1997-12-31
DIPLOMAT CORP
filed 1998-03-03
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM 10-QSB/A-1

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
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 31, 1998, 10,629,433 Common Shares outstanding.

Transitional Small Business Disclosure (check One):

Yes [   ]     No [X]

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  This amendment to registrant's Form 10-QSB is being filed solely to add the Financial Data Schedule - Exhibit 27. No other changes were made.


                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIPLOMAT CORPORATION

February 25, 1998                   By:/s/ Jonathan Rosenberg
                                       --------------------------------
                                           Jonathan Rosenberg
                                           Chief Executive Officer

February 25, 1998                   By:/s/ Irwin Oringer
                                       --------------------------------
                                           Irwin Oringer
                                           Principal Accounting Officer and
                                            Controller