Form 10KSB40/A
period 1997-09-30
DIPLOMAT CORP
filed 1998-03-23
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A2


(Mark One)

[ X ] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the fiscal year ended September 30, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


Commission File No. 0-22432

                              DIPLOMAT CORPORATION
                              --------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       13-3727399
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

25 Kay Fries Drive, Stony Point,New York
----------------------------------------                     10980
(Address of principal executive offices)                   (Zipcode)



Registrant's telephone number, including area code         (914) 786-5552


Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                          Name of exchange on which
-------------------                          -------------------------

Applicable                                   registered     Nasdaq Stock Market
                                             ----------

Securities registered pursuant to Section 12(g) of the Act:
        Common Stock,$.0001 par value and Common Stock Purchase Warrants
        -----------------------------------------------------------------
                                (Title of Class)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)



        The issuer's net sales for the most recent fiscal year were $35,147,333.



        The aggregate market value of the voting stock held by non-affiliates based upon the closing bid price on February 20, 1998 was approximately $26,620,930.



        As of February 20, 1998 there were 10,904,433 shares of Common Stock, par value $.0001 per share, outstanding.



        Certain exhibits listed in Part IV have been incorporated by reference. The index to exhibits appears on Page 39.

PART I

Item 1. Business


               The term "the Company" shall include Diplomat Corporation and its wholly-owned subsidiaries, Biobcttoms, Inc. ("Biobottoms"), Lew Magram Ltd. ("Lew Magram") and Brownstone Holdings, Inc. ("Brownstone") unless otherwise indicated. The term "Diplomat" shall refer to the operations of Diplomat Corporation exclusive of its subsidiaries.



               Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the integration of the operations of Lew Magram and Brownstone, the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins.




General



               The Company's core business has historically focused on the wholesale marketing and distribution of infant and toddler apparel and accessories. Through recent acquisitions, the Company has expanded its business to direct mail catalog retailing with a significant emphasis on the women's apparel market.



                The Company manufactures and distributes, through its Diplomat division, primarily cloth diapers, diaper covers, furniture covers, layette, infant and child travel products and other infants accessories marketed principally under the Ecology Kids(TM) trademark, principally to major mass merchandisers.



               On February 9, 1996, the Company completed the acquisition of Biobottoms, a California corporation located in Petaluma, California. Biobottoms is a children's, mail order catalog company selling apparel and accessories in the United States for newborns through preteens.




               On October 30, 1997, Brownstone, a newly formed wholly owned subsidiary of the Company, acquired out of bankruptcy all of the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalog.



               On February 19, 1998, the Company completed the acquisition of Lew Magram Ltd., a New York corporation, resulting in Lew Magram becoming a wolly-owned subsidiary of the Company. Lew Magram is a direct-mail cataloger of women's fashion clothing founded approximately 50 years ago. The Company, which effectively took control over Lew Magram in July 1997, has integrated the operations of Brownstone and Lew Magram.

Description of Business



                The Company currently operates three lines of business (i) direct mail catalog retail sales of women's apparel through its Lew Magram and Brownstone subsidiaries, (ii) direct mail catalog retail sales of infant and toddler apparel and accessories through its Biobottoms subsidiary and (iii) sales of apparel and accessories for toddlers through preteens to mass merchandisers through its Diplomat/Ecology Kids(TM) division.



                Lew Magram



                Lew Magram, which has been engaged in the sale of women's apparel since 1984 as the successor to a men's apparel business founded in 1948, is a leading calalog marketer of fashionable women's apparel. Lew Magram has customers in all fifty states and in many foreign countries. For each of the past two years, Lew Magram mailed over 30 million catalogs in ten different issues.




                The Lew Magram trademarked tagline "the Latest Fashions...the Greatest Values," means unique, modern, affordable women's apparel to hundreds of thousands of women across the nation. Lew Magram focuses on selecting and developing clothing and accessories which enable it to meet or surpass its customers' expectations while allowing pricing that maintains its high gross margins. Lew Magram has built strong relationships with over 350 vendors and has presented such well-known design houses as Kenneth Cole, Guess, Mary McFadden, Oleg Cassini and ABS, all of which recognize that the Lew Magram catalog affords them an opportunity to showcase their designs before millions of prospective shoppers every year.



                Lew Magram's products are marketed to a diverse audience,
from the value-oriented middle-income customer to the fashion-conscious executive who spends hundreds of dollars per purchase. Lew Magram has developed an extensive database containing more than two million names, of which
1.5 million are customers, 209,000 are gift recipients and 325,000 are catalog inquiries. More than 22% of Lew Magram's 12-month buyers spend at least $200 per order. The average order from the catalog for the twelve months ended
December 31, 1996 and December 31, 1997 was $158 and $160, respectively.   The
buyer file includes more than 500,000 customers who have made at least two purchases from Lew Magram. In addition to accepting all major credit cards, Lew Magram also sells its merchandise through a private label credit card which was launched in 1993. Approximately 200,000 people have the Lew Magram credit card which accounts for approximately 30% of Lew Magram's sales.



                Lew Magram's primary customer is the working woman with high disposable income. In 1992, 68.3% of Lew Magram's customers were employed. By 1995, 74.1% of Lew Magram's customers worked outside the home. Moreover, almost 59% of Lew Magram's customers have no children in the household and so have more discretionary income to spend on apparel. Lew Magram's customers typically live in a single-family home, are approximately 40 years old and have a median household income of $57,000. Using a combination of in-studio and on-location photography, Lew Magram has created a catalog that is well-known as an industry trend-setter. Products are carefully photographed with strategic use of both strong and soft lighting to ensure that merchandise appears at its best. To maximize sales per page, catalog spreads are crafted based on the historical performance of carryover items and the merchants' knowledge of consumer buying trends.



                Brownstone



                Two of the most significant assets acquired by Brownstone from Jean Grayson's Brownstone Studio, Inc. were (i) the tradename "Jean Grayson's Brownstone Studio" and the related goodwill, and (ii) the Jean Grayson's Brownstone Studio, Inc. customer list from both the Brownstone Studio as well as

Studio Collection catalogs. Brownstone acquired the Jean Grayson's Brownstone Studio, Inc. customer database containing approximately 1.6 million names, of which 1.1 million are customers, 150,000 are gift recipients and 350,000 are
catalog inquirers.   For the Fall 1997 season, Jean Grayson's Brownstone
Studio, Inc. was not operational and, as a result, incurred damage to its customer base. Brownstone has begun to rejuvenate the "Jean Grayson's Brownstone Studio" name by resuming publication of fashionable catalogs, producing and shipping orders in a more timely manner, offering gift certificates to potential customers to compensate for amounts owing to customers of Jean Grayson's Brownstone Studio, Inc., and, shortly, offering customers the benefit of a private label credit card similar to the credit card instituted by Lew Magram in 1993.



                Based on information provided by Jean Grayson's Brownstone Studio, Inc., the average age of its customers is 62, and, based on sales over the past five years, the average order is $140. Over the past two years, approximately 20 million Brownstone Studio and Studio Collection catalogs have been distributed annually.



                Since the acquisition, Brownstone has mailed a total of approximately 10 million catalogs of five different issues. The average order from these catalogs was approximately $140.



                The Company has integrated the operations of Lew Magram and Brownstone to reduce duplication of costs and to increase efficiencies by combining fulfillment, inbound telemarketing, creative services, marketing, finance, human resources administration and management information systems. The Company plans to issue 30 million Lew Magram catalogs and 23 million Brownstone catalogs over the next year and to achieve substantial response and increased average orders. The Company believes that it can achieve these objectives through continuing the strong performance of Lew Magram catalogs and strengthening customer relations of Brownstone.



                Biobottoms

               Biobottoms is a direct mail catalog company selling apparel and accessories primarily for newborns through preteens. The majority of the products offered for sale by Biobottoms are made of natural fibers and are designed by Biobottoms with an emphasis on comfort and ease of care. Biobottoms mailed over 9 million catalogs to its existing and prospective customers and shipped over $18 million in merchandise during 1996. A new catalog is created four times a year and is mailed as many as 13 times a year to a combination of customers and prospective customers. The catalog is divided into product categories, generally by the age of the child and the size of the products being offered. Biobottoms operated a retail store selling overstocks and out-of-season items. The store was closed in December 1997.


               Nearly 70% of Biobottoms' products are designed to its specifications and marketed under Biobottoms' brand name. Established national brands, such as CONVERSE and SARA'S PRINTS round out the product offering. Unlike other segments of the apparel industry, the demand for children's clothing is driven by the physical growth of the child, rather than changing fashions. As a result, Biobottoms' staple, or basic, products account for much of the merchandise mix, with low return rates and low markdowns.


               Management believes that products which carry the Biobottoms' brand name allow the Company to distinguish itself from other catalogs and retailers. The lower cost of these products also gives management more pricing flexibility. Biobottoms has increased its average order size in each of the past few years by increasing the number of items per order while decreasing the average item price. Biobottoms has also significantly expanded the age range to which it appeals.



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





       Diplomat/Ecology Kids(TM)



               Even though the Company has shifted its emphasis to the mail order business, it continues to market the Ecology Kids(TM) line of infant-related products principally to major mass merchandisers.

Manufacturing and Sourcing


                Lew Magram and Brownstone do not have any production facilities. Their product development and sourcing personnel are a significant element in their private label merchandise strategy. They select manufacturers based on such manufacturers' ability to produce high quality products on a cost effective basis. The product design teams select and source fabrics, product patterns, specifications and templates used for cutting fabric and other pre-production work.



                Lew Magram and Brownstone sell domestically produced and imported branded merchandise from numerous vendors, none of which supplied more than 5% of the merchandise for either Lew Magram or Brownstone for the past fiscal year. A portion of their merchandise is imported directly from the Far East and Europe. Approximately 5% of Lew Magram's and 15% of Brownstone's merchandise is imported directly from outside the United States. Consequently, a portion of the Company's women's apparel segment is subject to the risks generally associated with conducting business abroad, including risks associated with economic events or political instability that might affect imports, including duties, quotas and work stoppages. To date, these factors have not caused any material disruption of the Company's women's apparel operations. As with other companies that denominate purchases in dollars, declines in the dollar relative to foreign currencies could increase the cost to the Company of merchandise purchased in foreign countries which could adversely affect the Company's results of operations. The Company is unable to predict the effect, if any, of the above, however, the Company believes that these risks exist for many other retailers.

               The Diplomat/Ecology Kids(TM) division obtains substantially all of its raw materials required for the manufacture of its products and ships such materials to contract manufacturers who assemble the products in accordance with Diplomat's specifications and under its supervision, either from facilities at the Company's Rockland County, New York warehouse and distribution facilities, or other locations in New York State.


               Biobottoms provides for manufacturing and sourcing of products in a number of ways. Private label vendors supply some high volume basics, such as shirts, play pants and knit shorts, where price competitiveness is critical.



               Other manufacturers, that may be more costly compared to private label vendors, may be used for products requiring shorter lead times or testing fashion trends. This provides greater flexibility for inventory management. Manufacturing groups provide control of the manufacturing process by closely supervising all phases of production with local consultants and contractors. Manufacturing groups are a convenient source for testing new private label product concepts. Branded merchandise from a variety of manufacturers is a further source of products for Biobottoms.


Major Customers and Seasonality



               As a result of the Company's increasing reliance on the direct mail catalog business, the Company is less dependent on major mass merchandisers for its source of revenue. Consistent with most catalog apparel retailers, neither Lew Magram nor Brownstone has a single customer which accounts for a significant portion of its sales.



               For the fiscal year ended September 30, 1996, three of the Diplomat division's customers, Toys `R' Us, Wal-Mart and Target Stores individually accounted for approximately 17%, 36% and 6%, respectively, of the Diplomat division's net sales. For the fiscal year ended September 30, 1997, such customers individually accounted for 31%, 11% and 21%, respectively, of the Diplomat division's sales. Sales to such customers accounted for approximately 27% of the Company's sales for the nine month period ended September 30, 1996 and 12% of the Company's sales for the year ended September 30, 1997. The loss of these customers would have a material adverse effect on the Company's business.



               In addition, the Company sold its products to approximately 500 retail accounts consisting primarily of mass merchandisers and toy retailers, and, to a lesser extent, drug store chains, catalog showrooms, mail order operations and food store chains. In addition to Toys 'R' Us and Wal-Mart, the Company's customers include Burlington Coat Factory, Kids `R' Us, Winn-Dixie Supermarkets, American Drug Stores, Eckerd Drugs, Walgreens, Caldor, Target Stores and Publix Supermarkets. A reduction in the number of retail accounts from prior periods reflects a change in customer mix, with an increased emphasis on mass merchandisers and chain stores. The decrease also reflects general economic conditions which include a decrease generally in the number of retailers.





               Seasonality of product is generally not a factor affecting Diplomat's sales. Sales fluctuations are, however, affected by special seasonal promotional activities of merchandise retailers. The sales of mail order companies are generally affected by seasonality with the winter holiday season being the strongest.




Governmental Regulation


                The Company's direct mail catalog business and the catalog industry in general are subject to regulation by a variety of state and federal laws relating to, among other things, advertising, imports and sales taxes. The U.S. Federal Trade Commission regulates the Company's advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products the Company sells in its catalogs. The Company also is subject to Department of Treasury customs regulations with respect to goods that it directly imports, including customs duties, quotas and other import restrictions. Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales tax in all jurisdictions in which it is currently required to do so.


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


Management Information Systems







                The Lew Magram and Brownstone businesses have been fully integrated within the Commercialware Mozart system - a state of the art mail order technology - for order-taking, shipping, credit card authorization and billing, inventory control and maintenance of online perpetual inventory.

This system operates on an IBM AS400 which has been recently upgraded to provide for future growth and expansion. Lew Magram's and Brownstone's combined call center operates on a common telephone system which, utilizing special features offered by AT&T, handles over 130 incoming and outgoing telephone lines. Approximately 5,000 calls per day are received in the Company's Teaneck, New Jersey facility.


Product Liability


               The Company currently has an aggregate of $2,000,000 of product liability insurance for its current products with an umbrella policy of up to an aggregate of $3,000,000. Lew Magram has a separate policy covering Lew Magram and Brownstone for $2,000,000 product liability insurance with an umbrella policy up to $10,000,000. The Company does not intend to increase such coverage upon commercialization of any other product under development. There can be no assurance that the existing coverage will be sufficient to cover any liability resulting from any product liability claims or that the Company or any subsidiaries would have funds available to pay any claims over the limit of its insurance. Either an under insured or an uninsured claim could have a materially adverse effect on the Company.


Trademarks, Patents and Proprietary Rights


               The Company's success depends, in part, upon the continued development of strong brand identification for its current and proposed products. The Company has registered trademark protection for the names Ecology Kids(TM), Lew Magram(TM), Jean Grayson's Brownstone Studio(TM) and Fresh Air Ware(TM), with the latter being in connection with the sale of Biobottoms' products, among other trademarks as well as many supporting trade names.



             The Company may apply to register other trademarks as it deems appropriate. There can be no assurance that future trademark protection will be obtained, or that if obtained, will not be infringed upon by others. In addition, if any of the Company's trademarks are infringed upon, there can be no assurance that the Company can successfully challenge any alleged infringement. In the event that it becomes necessary to establish recognition of alternative trademarks, the cost of such development could be substantial, and, as a result, materially adversely affect the Company's business and prospects.



                    In November 1992 the Company acquired the four-year exclusive license to a United States patented thermochromatic process that can be utilized with a diaper cover to indicate wetness and soiling through heat generated color changes. The Company did not exercise its right to extend the license.

Competition


             The markets in which the Company's segments participate are highly competitive and served by a number of catalog companies and retailers including traditional department stores, discount retailers, and specialty chains. The Company's success is highly dependent upon its ability to maintain its existing customer lists, solicit new customers, identify distinct fashion trends and continue to address the needs and fashion tastes of its customers.



             Lew Magram competes in the highly competitive retail women's apparel market specifically the retail direct market catalog women's apparel market. Direct competitors include Spiegel, Victoria's Secret, Chadwick's of Boston and J. Crew, each of which have substantially greater resources and market share than Lew Magram.



             The mature women's apparel and accessories markets are extremely competitive. Brownstone competes in three size categories, petite, missy and large sizes. Brownstone competes with several catalogs serving these markets including Talbot's, Nicole Somers, Damon's & Draper's Papillon, as well as, to various degrees, specialty store catalogs such as Nordstrom's, Sak's and Nieman Marcus.



             There is a wide range of catalogs selling infant and children's apparel in competition with Biobottoms. These vary from general catalog merchandisers, such as JC Penney, to smaller specialty children's, apparel catalogs. Biobottoms believes it competes primarily with the latter, which group includes: Hanna Anderson, Playclothes, Childrens Wear Digest, Storybook Heirlooms and Wooden Soldier. Companies in the catalog business compete on price, product quality, features, benefits, brand name and customer service. Biobottoms seeks to market a product line that is distinctive from its competitors. Biobottoms also competes with non-mail order children's clothing retailers, including specialty stores, department stores, major chains and discount retailers. Gap Kids, Gymboree and other national retailers are also competitors outside the direct mail industry. Although certain of these direct competitors have greater financial and marketing resources, Biobottoms believes that it has been able to be competitive because of its ability to offer quality products at reasonable prices and outstanding customer service.





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




Employees

               As of December 26, 1997, Diplomat had 32 full time employees in its Stony Point facility. Of such employees, four act in executive capacities, two are full time sales and marketing personnel, one is a customer service representative and 25 are administrative and warehouse personnel. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with the employees to be good.



             Biobottoms employs permanent, full time and part time employees, part time casual (not eligible for benefits), and temporary workers due to seasonal increases in its sales volume. This allows for optimal employment levels during peak and slack times. Also, it allows a portion of the work force the option of flexible working hours. At December 26, 1997, Biobottoms employed 124 employees 85 of which are full time. None of the Biobottoms employees are represented by any labor union.





               At December 27, 1997, Lew Magram and Brownstone employed a total of 331 employees, including 63 management, 227 full time employees and 41 part time employees utilized almost exclusively for catalog orders. None of the Brownstone or Lew Magram employees are represented by a labor union.


Item 2. Properties

Properties and Facilities


             In December 1992, Loshell Realty Corporation ("Loshell"), owner of the real estate and buildings housing the warehouse and distribution facilities for the Diplomat/Ecology Kids (TM) division located at 25 Kay Fries Drive, Stony Point, New York (the "Facilities'), transferred to the Company a fee interest in the Facilities, subject to purchase money mortgage indebtedness. The Facilities consist of five buildings aggregating approximately 40,000 square feet, located on approximately seven acres. The Facilities had an adjusted basis of $1,984,857 when transferred to the Company. Approximately 1,000 square feet of the Facilities are utilized by the Company's contract manufacturers located at the premises. Sheldon R. Rose, the Company's former President and Chief Executive officer and his wife were the sole shareholders of Loshell. In connection therewith, the Company assumed purchase money mortgage indebtedness of Loshell aggregating approximately $1,799,000 ($1,101,000 with respect to a first mortgage note due August 2010, bearing interest at an initial rate of $11.75% adjusted every three years, commencing July 1993 (currently 6.375%) and $698,000 with respect to a subordinated mortgage note originally due July 1995, but extended to January 1998, bearing interest at an initial rate of 11.5% per annum. The Company is currently negotiating the refinance of the mortgages. Mr. Rose and his wife have personally guaranteed payment of the first mortgage, and Mr. Rose and Loshell are co-makers of the subordinated mortgage note. The Company pays approximately $26,000 per month for both mortgage payments and real estate taxes.

               Biobottoms leases approximately 17,60O square feet of office space and 18,700 square feet of warehouse space in Petaluma, California. Total fixed monthly payments (exclusive of any applicable common area maintenance charges) currently under these leases is $28,632 and the lease agreements provide for fixed annual increases. The office lease expires on July 1, 1998. The warehouse lease has been renewed which will expire July 1, 1999, but may be terminated by Biobottoms on July 1, 1998 if Biobottoms gives notice of termination by March 31, 1998. Other suitable facilities are available at competitive prices and terms.



               Brownstone has moved from its Secaucus facility and is operating from the facilities of Lew Magram in Teaneck, New Jersey. Lew Magram leases approximately 73,000 square feet of warehouse and office space in Teaneck, New Jersey. Total fixed monthly charges are approximately $49,000 subject to annual escalation clauses. The lease expires in August 1999, subject to two five-year renewal options. Lew Magram also leases approximately 11,000 square feet in New York City at $19,000 per month.


Item 3. Legal Proceedings


                   In September 1996, the Company was named as a defendant in an action brought in the Supreme Court of the State of New York, County of Rockland (Richard Tracy and Anne Tracy v. Insulx Product Corporation, Consolidated Rail Corporation, Diplomat Corporation and Bruce M. Smith Contracting Corporation). Mr. Tracy alleges that the defendants' negligent maintenance of a railroad crossing adjacent to the Company's property caused him to collide with a train. Mr. Tracy is seeking $10,000,000 in damages for his injuries, and Mrs. Tracy is seeking an additional $1,000,000 in damages for loss of Mr. Tracy's services. The Company and its insurance carrier intend to defend vigorously against these claims. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for the liability has been made in the accompanying financial statements.



             In February 1997, Francine Nichols, a former consultant to the Company, commenced an action against the Company in the Supreme Court of the State of New York, New York County, to recover approximately $240,000 allegedly due under a consulting agreement between Ms. Nichols and the Company. The Company disputes each claim and intends to defend vigorously against them. However, should the claimant prevail, the result may have a material adverse affect on the Company.


             In July 1997, Federal Express commenced an action against Biobottoms claiming approximately $180,000 in unpaid delivery invoices. Biobottoms has disputed this claim and has filed a counter claim on several bases, one of which is nonperformance. Although Biobottoms intends to defend vigorously against the claim, should the claimant prevail, the result may have a material adverse affect on Biobottoms and the Company.



             In November 1997, Lew Magram was served with a proposed assessment from the State of New York related to a sales tax audit aggregating approximately $2.4 million, including penalties and interest. Lew Magram disputes the assessment and intends to defend vigorously against it. Although the Company is entitled to indemnification by certain selling Lew Magram Ltd shareholders, an unfavorable result could have a material adverse effect on the Company.



             In January 1998 Erin's Babies, Inc. filed a civil suit against Biobottoms alleging among other claims, breach of contract and fraud, and requesting compensatory damages of approximately $15,000 and punitive damages. Although Biobottoms disputes the allegations, an award of punitive damages may have a material adverse effect on Biobottoms.




             In March 1998, Paul Russo filed a complaint against the Company alleging that he is entitled to the Unit Purchase Option granted by the Company as part of the Company's initial public offering in November 1993. Mr. Russo demands unspecified compensatory and punitive damages. The Company disputes Mr. Russo's right to any of the Unit Purchase Option.

             Other than the above claims, the Company has no notice of any pending material litigation.


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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS



Twelve Months Ended September 30, 1997 Compared to Twelve Months Ended September 30, 1996



NET SALES



          Consolidated net sales for the Twelve Month Period ended September 30, 1997 ("1997 Period") increased approximately $14,571,000 or 71% from the Twelve Month Period ended September 30, 1996 ("1996 Period"), primarily as a result of the Lew Magram sales of $10,663,000 from July 1, 1997, the date the Company took effective control of Lew Magram even though the aquisition was not completed until February 19, 1998. The sales of Diplomat for the 1997 Period were $6,893,000 as compared to $8,904,000 for the 1996 Period and the sales of Biobottoms were $17,592,000 in the 1997 Period as compared to $17,378,000 in the 1996 Period.



          Consolidated cost of sales was 47% of net sales in the 1997 Period and 71% in the 1996 Period. The cost of sales of $16,665,000 in the 1997 Period included $5,006,000 from Lew Magram. Cost of sales of Diplomat for the 1997 Period were $3,585,000 as compared to $8,738,000 in the 1996 Period. The reduction of 59% was the result of the restructuring of the Company during the 1997 Period and from lower sales. Cost of sales of Biobottoms decreased 1% even though sales increased less than 1% from the 1996 Period to the 1997 Period.



OPERATING EXPENSES



Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $3,200,000 from the 1996 Period to the 1997 Period primarily as a result of $5,045,000 of Lew Magram operating expenses not incurred in the 1996 Period. Operating expenses of Diplomat for the 1997 Period were $1,872,000 as compared to $4,809,000 in the

1996 Period. The reduction of 61% resulted from decreased expenses from restructuring, in addition to elimination of licensing fees and lower professional, advertising and consulting fees in the 1997 Period together with the settlement of lawsuits and adjustment of accrued expenses. Operating expenses of Biobottoms decreased 4% from the 1996 Period. Consolidated operating expenses were 48% of net sales in the 1997 Period and 66% in the 1996 Period.



          Interest expense decreased 52% from 1996 to 1997 as a result of the conversion of debt to preferred stock by a principal stockholder.



          The net income for the 1997 Period was $1,328,000 as compared to a net loss of $8,404,000 for the 1996 Period.

          At September 30, 1997, the Company has recorded deferred tax assets of $1,362,000. The full utilization of such deferred tax assets is dependent upon the Company realizing taxable income in future years. The total amount of future taxable income necessary for utilizing such deferred tax assets will be approximately $3,400,000. Based on the current year's operations, such realization would take approximately three years.



Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995



NET SALES



          Consolidated Net Sales for the Nine Month Period ended September 30, 1996 ("1996 Period") decreased approximately $958,000 from the Nine Month Period ended September 30, 1995 ("1995 Period") primarily as a result of lower sales of Diplomat for the period. The lower sales in 1996 were impacted significantly by an adverse retail environment that continued from the last quarter of 1995. The sales of Diplomat decreased 24% and the sales of Biobottoms increased 16% from 1995 to 1996.



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



OPERATING EXPENSES



          Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses, increased $1,400,000 from 1995 to 1996. The increase resulted primarily from increased catalog expenses of Biobottoms. The operating expenses of Diplomat increased by a minor amount from 1995 to 1996. Consolidated operating expenses were 55% of net sales in 1996 and 45% in 1995.



         The Company restructured its Stony Point, New York operations by eliminating several of its unprofitable retail lines and downsizing its distribution facility. The Company intends to focus its Stony Point operations on its traditional core business. The restructuring expenses totaled approximately $1,739,000 for the period ended September 30, 1996.



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



          The following summary combines the consolidated results of operations of the Company and Biobottoms as if the acquisition of Biobottoms had occurred at the beginning of fiscal 1995, after giving effect to the amortization of goodwill and increased interest expense on the acquisition debt.



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



Liquidity and Capital Resources



        The Company completed an initial public offering on November 13, 1993 and received net proceeds of approximately $4,454,000. Proceeds of the offering were used for purchases of inventory, marketing and promotion, product development, reduction of accounts payable and repayment of loans from a principal stockholder and executive officer. The Company has relied upon the proceeds of its initial public offering, borrowings from an institutional lender, a principal stockholder and director of the Company, and proceeds from the additional issuance of its securities in order to fund its operations, including financing the approximately $3,817,000 decrease in cash flow from operations for the twelve months ended September 30, 1997, which was primarily a result in an increase in inventory required for the sale of seasonal products.



         The Company's principal working capital credit facility is provided by Congress Financial Corporation ("Congress Financial").

        In April 1994, the Company entered into an agreement with Congress Financial providing the Company with a maximum $3,000,000 secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends. Additionally, prior to amendment, the Company was required to maintain a minimum of $3,500,000 in stockholders equity and a minimum of $4,500,000 of working capital (excluding the Congress loan and certain subordinated debt). At September 30, 1996, the Company was not in compliance with these financial covenants, however Congress continued to extend the Company credit under the terms of the original agreement. On February 25, 1997, the violations were waived by Congress, and the Company and Congress agreed on revised financial covenants. Under the revised agreement, the stockholders equity and working capital minimums (excluding the Congress loan and certain subordinated debt) were reduced to ($750,000) and $500,000, respectively, and was increased during the fiscal year ending September 30, 1997 to ($250,000) and $1,500,000, respectively. The Company has been in compliance with the revised financial covenants at each measurement date.



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





         In connection with the Biobottoms acquisition, Biobottoms established an inventory based credit facility with Congress Financial secured by a first priority security interest in substantially all of the assets of Biobottoms and a guaranty of such obligations by the Company. The maximum credit available under the facility is $2,000,000.



         The credit facility is guaranteed by the Company and a default thereunder constitutes a default under the Company's Loan and Security Agreement with Congress Financial. The interest rate charged on the loan is the prime rate as announced by Core States Bank, N.A. (the 'Prime Rate') plus 2%. At September 30, 1996, Biobcttoms was not in compliance with certain covenants of the loan agreement, however Congress Financial continued to extend Biobottoms credit under the terms of the original agreement. On February 25, 1997 the violations were waived by Congress Financial, and Congress Financial and the Company agreed on revised financial covenants for the remainder of the Company's fiscal year ending September 30, 1997. The Company expects to be in compliance with the revised financial covenants at each measurement date.



         As of October 30, 1997, Brownstone entered into a loan agreement with Congress Financial providing Brownstone with a maximum $5.5 million secured line of credit to be used for loans and trade letters of credit. The line of credit is secured by all of the assets of Brownstone and guaranteed by the Company and Lew Magram. The interest rate is two percent (2%) above the prime rate announced by Core States Bank. The loan agreement provides for certain restrictive covenants, including restrictions on Brownstone's debt financing, dividends and distributions, and transactions with the Company and its subsidiaries. The loan agreement also requires Brownstone maintain a net worth (excluding debt subordinated to the Congress Financial loan) of $300,000 until June 30, 1998, and $500,000 thereafter.



         Prior to the acquisition of Lew Magram, Lew Magram had entered into a loan agreement, dated as of August 13, 1996, with Congress Financial providing Lew Magram with a maximum $5.0 million secured line of credit to be used for loans and trade letters of credit. The line of credit is secured by all of the assets of Magram and guaranteed by the Company and Brownstone. The interest rate is one and one-half percent (1 1/2%) above the prime rate announced by Core States Bank. The loan agreement provides for certain restrictive covenants, including restrictions on Lew Magram's debt financing, dividends and distributions and transactions with the Company and its subsidiaries. The loan agreement also requires Lew Magram maintain working capital of at least $1,500,000 and net worth (excluding debt subordinated to the Congress Financial loan) of $1,600,000. Upon the acquisition of Lew Magram, these convenants were waived by Congress Financial, and the Company and Congress Financial are currently negotiating revised convenants.



         The lines of credit between Congress and each of the Company, Brownstone and Magram are each guaranteed by Robert M. Rubin, a director and principle stockholder of the Company, up to an aggregate maximum amount of $500,000.





         The Company has also financed its operations and acquisitions through loans from Mr. Rubin, including opproximately $2,900,000 in connection with the acquisition of Biobottoms in February 1996, a $600,000 working capital loan in November 1996, a $200,000 working capital loan in February 1997, and, with Jay Kaplowitz, a $2,205,000 loan for the financing of Jean Grayson's Brownstone Studio, Inc. prior to the asset acquisition by Brownstone and working capital for Biobottoms and the Company. Except for the $200,000 working capital loan, each of the above mentioned loans have been converted into the Company's stock.




         A significant source of financing for the Company was the sale of common stock.



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



         In August 1996, the Company, in connection with a Non-Qualified Stock Option Plan, issued 500,000 options which were exercised at a price of $.95 per share. In November 1996, the Company, in connection with an Incentive Stock option Plan, issued 1,060,000 options at an exercise price of $1.00 per share, and in May 1997 issued an additional 150,000 options at an exercise price of $2.375 per share.



         In May 1997, the Company, in connection with a Private Placement, offered 1,250,000 shares of Common Stock at a price of $2.00 per share.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations. The Company and Biobottoms have borrowed the maximum amounts available under their respective credit facilities with Congress Financial unless additional collateral is provided. The Company is currently negotiating with Congress Financial to make additional funds available.

PART III

Item 9. Directors and Executive Officers, Promotors and Control Persons Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers and Key Employees


The Directors, Executive Officers and Key Employees of the Company are as follows:

     Name                          Age               Position
     ----                          ---               --------

     Robert M. Rubin               57       Chairman of the Board and Director

     Jonathan Rosenberg            37       President, Chief Executive Officer
                                            and Director


     Stuart A. Leiderman           53       Executive Vice President of Sales
                                            and Marketing and Director


     Warren H. Golden*             55       Executive Vice President, Chief
                                            Operating Officer and Director


     Irwin Oringer                 61       Chief Accounting Officer and
                                            Controller

     Howard Katz                   56       Director

     Wesley C. Fredericks, Jr.     49       Director


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


        Robert M. Rubin has served as a Director of the Company since June 1992 and has been Chairman since November 1996. In October 1996, Mr. Rubin became a director of Med-Emerg International Inc., an operator of nursing homes and related healthcare services. Mr. Rubin has served as the Chairman of the Board of Directors of Western Power Equipment Corporation ("WPEC"), a construction equipment distributor since November 20, 1992 . Between November 20, 1992 and March 7, 1993, Mr. Rubin served as Chief Executive Officer of WPEC. Between October 1990 and January 1, 1994 Mr. Rubin served as the Chairman of the Board and Chief Executive Officer of American United Global Inc., a technology and software company ("AUGI") and since January 1, 1994, solely as Chairman of the Board of AUGI. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986 and continued as a Director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin is also a Director and minority stockholder of Response USA, Inc., a public company engaged in the sale and distribution of personal emergency response systems. Mr. Rubin is also Chairman and a principal stockholder of ERD Waste Corp.("ERD"),a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste. In September 1997 ERD and its subsidiaries filed a petition under Chapter 11 of the federal bankruptcy laws, which is pending.



         Warren H. Golden has been with Lew Magram Ltd. since 1991. From 1989 to 1991, he was with S.C. Corporation, most recently as President. From 1983 to 1989, he was Vice President of Operations, CFO and Treasurer of Honeybee, Inc. In 1986, he
became a Director of Honeybee. Prior to Honeybee, Mr. Golden was Senior Vice President, Operations and Control, for Plymouth Shops, a New York apparel retailer. Mr. Golden is a graduate of Long Island University.

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


* In accordance with the Agreement and Plan of Merger to acquire Lew Magram, Mr. Golden was appointed as a director and as Executive Vice President and Chief Operating Officer of the Company upon completion of the acquisition of Lew Magram on February 19, 1998.


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


                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                --------------------------------------

---------------------------------------------------------------------
Name           Number of    Percent of      Exercise    Expiration
(a)           Securities     Total          or          Date
              Underlying    Options/SARs    Base Price      (e)
             options/SARs   Granted to      ($/Sh)
              Granted (#)   Employees in     (d)
                (b)         Fiscal Year
                                (c)
---------------------------------------------------------------------
Jonathan      250,000       100%           $1.00        2006
Rosenberg
---------------------------------------------------------------------
Stuart        100,000       100%           $1.00        2006
Leiderman
---------------------------------------------------------------------

Employment and Related Agreements


        Sheldon R. Rose was employed under a three-year employment agreement commencing on or about November 4, 1993, pursuant to which he was paid a base salary of $175,000 per annum. In April 1994 the Board of Directors approved a $37,500 increase to Mr. Rose's employment agreement. In November 1996, the Company entered into a termination agreement with Mr. Rose. The termination agreement provided for the cancellation of Mr. Rose's agreement with the Company and his resignation as a Director of the Company.


      The agreement provided that the Company will pay Mr. Rose an aggregate of $70,833 over a four month period as severance pay. As part of the agreement, the Company and certain of its affiliates would either purchase or cause to be purchased an aggregate of 1,019,000 shares of the Company's Common Stock for an aggregate of $475,000.


        Stuart A. Leiderman was employed under a three-year employment agreement commencing on or about November 4, 1993, pursuant to which he was paid a base salary of S150,000 per annum and was entitled to an annual bonus as determined by the Board of Directors. No bonuses have been paid to Mr. Leiderman. The Company also provides and maintains an automobile for Mr. Leiderman. Although the employment agreement has expired, Mr. Leiderman is currently employed under the same terms.


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





        In accordance with the Agreement and Plan of Merger to acquire Lew Magram Ltd., upon completion of the acquistion on February 19, 1998 each of Irving Magram, Warren Golden and Stephanie Sobel entered into employment agreements with the Company or Lew Magram effective February 2, 1998. The employment agreement between the Company and Warren Golden provides that Mr. Golden will be employed as the Company's Executive Vice President and Chief Operating Officer and Lew Magram's Executive Vice President for three years, subject to annual renewals, at an annual salary of $235,000 subject to certain periodic increases based on performance. The employment agreement between Irving Magram and Lew Magram provides that Mr. Magram will be employed as President of Lew Magram for three years, subject to annual renewals, at an annual salary of $235,000 subject to certain periodic increases based on performance. The employment agreement between Stephanie Sobel and Lew Magram provides that Ms. Sobel will be employed as Senior Vice President of Marketing for three years, subject to annual renewals, at an annual salary of $187,500 subject to certain periodic increases based on performance. Messrs. Golden and Magram and Ms. Sobel will also receive cash bonuses based on Lew Magram meeting certain profitability criteria. The maximum aggregate cash bonus to Messrs. Golden and Magram and Ms. Sobel is $185,000 per year.



1992 Stock Option Plan


         The Company's 1992 Stock Option Plan ("1992 Stock Option Plan") provides for the issuance of up to 200,000 shares of Common Stock upon exercise of incentive stock options and is intended to qualify under Section 422 of the Internal Revenue Service Code of 1986, amended ("Code").


         The Stock Option Plan may be administered by the Board of Directors or by a stock option committee of the Board of Directors (the "Committee"). incentive stock options are granted under the Stock Option Plan to employees generally on the basis of the recipient's responsibilities and the achievement of performance objectives. Subject to the limitations set forth in the Stock Option Plan, the Board or the Committee has the authority to determine when the options may be exercised and vest. Under the Plan, the per share exercise price may not be less than the greater of 100% of the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the per share exercise price must be at least 110% of the fair market value on the date of grant and the term may not be longer than five years. As of this date, the Company has outstanding under this plan an aggregate of 130,000 Stock options, exercisable at $1.50 per share, all of which are held by affiliates or employees of the Company at the time of grant.


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

Employee Pension Plan


           In 1985, the Company instituted a pension plan (the "Pension Plan"), which is a defined benefit pension plan maintained for all employees. Benefits are payable based on 60% of average compensation for the three highest paid consecutive years of service, reduced for less than 29 years of service prior to retirement. The Pension Plan is funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and does not require employee contributions. Full vesting occurs immediately upon joining the Plan. As of this date, Sheldon R. Rose and Stuart A. Leiderman have accrued 22 and 5 years, respectively, of service under the Pension Plan. As of February 1993, the plan was curtailed and no additional pension benefits will accrue.



Directors Compensation



           Wesley C. Fredericks, Jr. and Howard Katz, independent directors of the Company, received options to purchase 100,000 and 125,000 shares of common stock. Mr. Fredericks' options are exercisable at $2.375 per share and expire May 2002. 50,000 of Mr. Katz' options are exercisable at $2.375 and 75,000 at $1.00 which expire in May 2002 and November 2001, respectively. Nonindependent directors receive no compensation for their services as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management


         The following sets forth as of February 20, 1998, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding common stock and (ii) each director and executive officer. Unless otherwise indicated, the beneficial owners have sole voting and investment power over the securities listed below:


                                                              Percentage
   Name and                       Number of Shares(2)(3)      Beneficially
   Address(l)                      Beneficially Owned         Owned
   ----------                     ---------------------       -------

Stuart A. Leiderman(4)                          308,000         2.81%

Robert M. Rubin(5)                            9,130,579        53.65%

Jonathan Rosenberg(6)                           165,000         1.49%

Wesley C. Fredericks, Jr.(7)                    258,333         2.35%

Warren Golden                                   418,832         3.72%

Howard Katz(8)                                   66,500           *


Irving Magram                                   933,217         7.95%

Jay Kaplowitz                                   705,549         6.33%

All officers and
directors as a group
(5 persons)                                  10,347,244         58.32%




* less than one percent.



(1) Unless otherwise indicated, the address of all officers and directors listed above is in the care of the Company.


(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities and includes Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to Options, or warrants currently exercisable or convertible, or exercisable or convertible within 60 days. The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of February 20, 1998 by (ii) the sum of
(A) the number of shares of Common Stock outstanding as of February 20, 1998 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of February 20, 1998 or which will become exercisable within 60 days after February 20, 1998.

(3) The table includes the beneficial ownership of the Company's Common Stock issued upon the closing of the acquisition of Lew Magram Ltd. In December 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., Robert Rubin, Jay Kaplowitz, Irving Magram, Warren Golden and Stephanie Sobel, all of the shareholders of Lew Magram Ltd. (the "Merger"). Prior to the closing, Messrs. Magram and Golden and Ms. Sobel owned all of the outstanding common stock of Lew Magram Ltd. and Messrs. Rubin and Kaplowitz owned all of the outstanding Senior Convertible Preferred Stock of Lew Magram Ltd., which Messrs. Rubin and Kaplowitz acquired in May 1997, which is convertible into one-half of the outstanding common stock of Lew Magram Ltd. after giving effect to the conversion. Upon the closing of the Merger on February 19, 1998, the Company issued 95,000 shares of Series D Preferred Stock to each of the Lew Magram Ltd. shareholders of which Mr. Rubin received 46,253 shares. Mr. Magram received 24,999 shares, excluding 2,497 shares sold to third parties who converted the shares to Common Stock. Mr. Kaplowitz received 5,417 shares. Mr. Golden received 10,556 shares. Ms. Sobel received 5,278 shares. In addition, Mr. Magram, Mr.

Golden and Ms. Sobel received 100,000, 66,667 and 33,333 shares of the Company's Common Stock, respectively, excluding 50,000 shares of the Company's Common Stock issued to their counsel at the closing. Each share of the Company's Series D Preferred Stock shall be convertible into 33 1/3 shares of the Company's Common Stock.


(4) Represents (i) 268,000 shares of Common Stock currently owned, and (ii) 40,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the November 1996 Plan. Mr. Leiderman also has an additional 60,000 options under the November 1996 Option Plan which are not currently exercisable and will not become exercisable in the next sixty days.


(5) Represents (i) 3,016,750 shares of Common Stock currently owned,(ii) 1,000,000 shares of Common Stock issuable upon conversion of 100,000 shares of the Company's Series A Preferred Stock, (iii) 290,000 shares of Series B Preferred Stock which provide for certain conversion rights and entitle him to 2,900,000 votes, (iv) 60,000 shares of Series C Preferred Stock which provide for certain conversion rights and entitle him to 600,000 votes, (v) 1,541,612 shares of Common Stock issuable upon conversion of 46,253 shares of Series D Preferred Stock, (vi) 20,000 shares of Common Stock issuable upon exercise of currently exercisable options issued pursuant to the 1992 Stock Option Plan, and
(vii) 52,217 shares of Common Stock approved for issuance but not yet issued.


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


         In November 1996, the Company authorized the issuance to Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and providing an additional loan to the Company in the aggregate amount of $600,000.


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


         In September 1997, Robert Rubin and Jay Kaplowitz advanced $2,205,000 for the financing of Jean Grayson's Brownstone Studio, Inc. prior to the asset acquisition by Brownstone and for working capital for Biobottoms and the Company.





         In October 1997, in part to raise capital for the Company's acquisition out of bankruptcy of the assets of Brownstone, the Company completed a private offering of its securities which raised $3,480,000 from accredited investors. The private placement consisted of units, each unit consisting of ten shares of Series E Preferred Stock and 7,500 shares of Common Stock at a purchase price of $10,000 per unit. As a result the Company has issued an aggregate of 3,480 shares of Series E Preferred Stock and 2,610,000 shares of Common Stock. Robert Rubin and Jay Kaplowitz purchased 220.5 of the units for $2,205,000, the proceeds of which repaid the $2,205,000 advance by Messrs. Rubin and Kaplowitz made in September 1996.

        In December 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., Robert Rubin, Jay Kaplowitz, Irving Magram, Warren Golden and Stephanie Sobel, all of the shareholders of Lew Magram Ltd. ("Merger"). Simultaneous with the closing of the Merger on February 19, 1998,

Lew Magram Ltd. merged with Magram Acquisition Corp. resulting in Lew Magram becoming a wholly owned subsidiary of the Company. Prior to the closing Messrs. Magram and Golden and Ms. Sobel owned all of the outstanding common stock of Lew Magram Ltd. and Messrs. Rubin and Kaplowitz owned all of the outstanding Senior Convertible Preferred Stock of Lew Magram Ltd., which Messrs. Rubin and Kaplowitz acquired in May 1997, which was convertible into one-half of the outstanding common stock of Lew Magram Ltd. after giving effect to the conversion. At the closing of the Merger, the Company issued 95,000 shares of the Series D Preferred Stock to each of the Lew Magram Ltd. shareholders of which Mr. Rubin received 46,253 shares, Mr. Magram received 24,999 shares (excluding 2,497 shares sold to third parties who converted the shares to Common Stock), Mr. Kaplowitz received 5,417 shares, Mr. Golden received 10,556 shares, and Ms. Sobel received 5,278 shares. In addition, Mr. Magram, Mr. Golden and Ms. Sobel received 100,000, 66,667 and 33,333 shares of the Company's Common Stock, respectively, excluding 50,000 shares of the Company's Common Stock issued to their counsel at the closing. Each share of the Company's Series D Preferred Stock is convertible into 33 1/3 shares of the Company's Common Stock. Each of the stockholders have agreed to indemnify the Company for any material breach of the representations made by Lew Magram Ltd. in the Merger Agreement limited to $9,500,000 and which claims for indemnification must be brought within one year of the closing date of the Merger. Messrs. Rubin and Kaplowitz assigned to the Company their rights to any claim either of them may have for breach of any warranty made by Lew Magram Ltd. in the May 1997 Senior Convertible Preferred Stock Purchase Agreement in return for a release of their indemnification obligations under the Merger Agreement.

Item 13.            Exhibits, Lists and Reports an Form 8-K


(a).  Exhibits (numbered in accordance with Item 601 of Regulation S-B).

Exhibit
  No.        Description
  ---        -----------


3a       Certificate of Incorporation, as amended(1)



3b       By-laws, amended(1)



3c       Amendment to Certificate of Incorporation(1)



4a       Form of Common Stock Certificate(1)



4b Form of Warrant Agency Agreement between the Registrant and North American Transfer Company(1)



4c       Revised form of Unit Purchase Option(1)



4d       Common Stock Purchase Warrant(1)



4e       Certificate of Designation of Series B and Series C Preferred Stock(5)



4f       Amended and Restated Certificate of Designation of Series D Preferred
         Stock(9)



4g       Certificate of Designation of Series A Preferred Stock(10)




4h       Certificate of Designation of Series E Preferred Stock(10)



5        Opinion of Gersten, Savage, Kaplowitz, Fredericks & Curtin, LLP(1)



10a      Employment Agreement with Stuart A. Leiderman(1)



10b      Stock Option Plan(1)



10c      November 1996 Stock Option Plan(5)





10f Loshell Realty mortgages with Union State Bank and Stony Point Technical Park, Inc. and related Mortgage Notes, including Sheldon Rose guarantee of Union State Bank(1)



10g Agreement dated as of March 1, 1994 by and between Francine H. Nichols and Diplomat Corporation(2)

10i Collateral Assignment of Trademarks and Trademark Licenses (Security Agreement) by and between Congress Financial Corporation and Diplomat Corporation(2)





10l Amendments No. 1, No. 2 and No. 3 to Loan and Security Agreement by and between Congress Financial Corporation and Diplomat Corporation.(4)




10m Loan and Security Agreement made as of February 9, 1996 by and among Robert M. Rubin, American United Global, Inc., Diplomat Corporation and Biobottoms, Inc.(4)





10r Loan and Security Agreement dated February 9, 1996 by and between Congress Financial Corporation and Biobottoms, Inc.(4)



10s Diplomat Corporation Guarantee dated February 9, 1996 to Congress Financial Corporation of Biobottoms, Inc. Indebtedness.(4)



10t Collateral Assignment of Trademarks and Trademark Licenses dated February 9,1996 between Biobottoms, Inc. and Congress Financial Corporation.(4)

10u Security Agreement (Rights in Agreement and Plan of Merger) dated February 9, 1996 between Biobottoms, Inc. Diplomat Corporation and Congress Financial Corporation.(4)



10v Agreement and Plan of Merger by and among Diplomat Corporation, Diplomat Acquisition Corporation, Biobottoms, Inc. and Principal Stockholders, together with Amendment No. I thereto.(4)





10y Asset Purchase Agreement dated as of September 24, 1997 by and among Diplomat Corporation and Jean Grayson's Brownstone Studio, Inc. and Wilroy Inc.(7)



10z Bill of Sale provided by Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)




10aa Assignment and Assumption Agreement dated October 30, 1997 between Brownstone Holdings, Inc., Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)



10bb Loan and Security Agreement by and among Congress Financial Corporation and Jean Grayson's Brownstone Studio, Inc. dated February 28, 1997, as amended September 17, 1997.(7)



10cc Junior Participation Agreement between Congress Financial Corporation, Robert M. Rubin and Jay M. Kaplowitz dated September 27, 1997.(7)



10dd Agreement and Plan of Merger by and among Diplomat Corporation, Magram Acquisition Corp and Lew Magram Ltd.(8)



10ee Employment Agreement between Irving Magram and Lew Magram Ltd. dated February 2, 1998(9)



10ff Employment Agreement between Warren Golden and Diplomat Corporation dated February 2, 1998.(9)



10gg Employment Agreement between Stephanie Sobel and Lew Magram Ltd. dated February 2, 1998.(9)



10hh Lease Agreement between Franklin Associates and Lew Magram Ltd. dated May 15, 1992.(9)



10ii Loan and Security Agreement by and between Congress Financial Corporation and Lew Magram Ltd. dated August 13, 1996(9)



21       Subsidiaries of the Registrant(10)



27       Financial Data Schedule(10)





(1) Incorporated by reference to Diplomat Corporation Registration Statement No. 33-66910 NY



(2) Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended January 1, 1994.



(3)      Incorporated by reference to Diplomat Corporation Registration
         No33-95986

(4) Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended December 31, 1995.



(5) Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended September 30, 1996.



(6) Incorporated by reference to Diplomat Corporation report on Form 8-K dated November 15, 1997.



(7) Incorporated by reference to Diplomat Corporation Registration Form SB-2 dated November 17, 1997.



(8) Incorporated by reference to Diplomat Corporation report on Form 10-KSB dated January 13, 1998.



(9) Incorporated by reference to Diplomat Corporation report on Form 8-K dated March 6, 1998.



(10)     Included in this Form 10-KSB/A2




(b)  Reports on Form 8-K



         No reports were filed on Form 8-K during the last quarter of the Company's fiscal year ending September 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A2 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIPLOMAT CORPORATION

                                    By:/s/ Jonathan Rosenberg
                                       -----------------------
                                       Jonathan Rosenberg
                                       President, Chief Executive Officer


Dated: March 16, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

        Name                        Title                           Date
        ----                        -----                           ----


/s/ Jonathan Rosenberg         President, Chief Executive     March 16, 1998
----------------------         Officer and Director
Jonathan Rosenberg             (Principal Exec Officer)



/s/ Robert M. Rubin            Chairman of the Board          March 16, 1998
-------------------
Robert M. Rubin



/s/ Stuart Leiderman           Executive Vice President of    March 16, 1998
--------------------           Sales and Marketing and a
Stuart Leiderman               Director



/s/ Warren Golden              Executive Vice President,      March 16, 1998
--------------------           Chief Operating Officer
Warren Golden                  and a Director




/s/ Howard Katz                Director                       March 16, 1998
----------------
Howard Katz



/s/ Wesley C. Fredericks, Jr.  Director                       March 16, 1998
----------------------------
Wesley C. Fredericks, Jr.



/s/ Irwin Oringer              Principal Accounting Officer   March 16, 1998
-----------------              and Controller
Irwin Oringer

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

                                                /s/ Feldman Radin & Co., P.C.
                                                    Feldman Radin & Co., P.C.
                                                    Certified Public Accountants

New York, New York
January 13, 1998 and
February 19, 1998 as to
Note 3 and Note 10(d)

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997

                                     ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                  $     59,750
     Accounts receivable, net of allowance of $147,001             2,212,856
     Inventories                                                  10,005,057
     Prepaid catalogs                                              2,452,858
     Prepaid expenses                                              1,396,881
     Other current assets                                            938,802
                                                                ------------
          TOTAL CURRENT ASSETS                                    17,066,204

PROPERTY AND EQUIPMENT, net                                        3,465,493

OTHER ASSETS:
     Goodwill                                                     10,879,788
     Customer List                                                 4,875,000
     Other                                                           728,437
                                                                ------------

                                                                $ 37,014,921
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expense                        $11,713,554
     Loans payable - Stockholder                                   1,435,000
     Loans payable - Congress Financial Corp.                      4,130,136
     Open prepaid orders                                             335,948
     Outstanding merchandise credits                               2,981,521
     Current maturities of long term debt                            893,936
                                                                ------------
          TOTAL CURRENT LIABILITIES                               21,490,095

LONG TERM DEBT, less current maturities                            1,235,754

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock, $.10 par value, 1,000,000 shares
         authorized 505,000 shares issued and outstanding         12,883,048
     Common stock, $.0001 par value, 50,000,000 shares
         authorized, 8,001,933 shares issued and outstanding             801

     Paid-in capital                                               9,266,908
     Accumulated deficit                                          (7,861,684
                                                                ------------
          TOTAL STOCKHOLDERS' EQUITY                              14,289,073
                                                                ------------

                                                                $ 37,014,921
                                                                ============



                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Nine
                                                 Year ended     months ended
                                                September 30,   September 30,
                                                     1997           1996
                                                -------------   -------------


NET SALES                                       $  35,147,333   $  19,222,801

COST OF GOODS SOLD                                 16,665,203      13,334,588
                                                -------------    ------------

     GROSS PROFIT                                  18,482,130       5,888,213
                                                -------------    ------------

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES      16,720,829      10,589,561

RESTRUCTURING AND REORGANIZATION COSTS                --            1,738,975
                                                -------------    ------------

OPERATING INCOME (LOSS)                             1,761,301      (6,440,323)

INTEREST EXPENSE                                     (644,233)       (784,577)
                                                -------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                   1,117,068      (7,224,900)

INCOME TAXES (BENEFIT)                               (210,433)        --
                                                -------------    ------------

NET INCOME (LOSS)                                   1,327,501      (7,224,900)

PREFERRED STOCK DIVIDENDS                           (362,892)         --
                                                ------------    ------------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS        $    964,609     $(7,224,900)
                                                ============    ============

NET INCOME (LOSS) PER COMMON SHARE              $       0.16    $      (1.59)
                                                ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION       5,892,454       4,549,525
                                                ============    ============

                      See notes to financial statements.

                        DIPLOMAT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          YEAR ENDED SEPTEMBER 30, 1997 AND

                        NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                   Common Stock        Preferred Stock
                                                ------------------  ----------------------    Paid-in    Accumulated
                                                  Shares    Amount   Shares       Amount      Capital       Deficit       Total
                                                ----------  ------  --------  ------------  -----------  ------------  ------------

Balance at December 30, 1995                     4,493,525  $  458     -      $    -        $ 5,201,441  $ (1,675,393) $  3,526,507

 Exercise of options, issuance of 500,000
   shares of common stock par .0001 @ .95          500,000      50                              474,950                     475,000
 Issuance of common stock                                                                       400,000                     400,000
 Issuance of preferred stock                                         410,000     4,100,000                                4,100,000
 Net loss                                                                                                  (7,224,900)   (7,224,900)
                                                ----------  ------  --------  ------------  -----------  ------------  ------------

Balance at September 30, 1996                    4,993,525     508   410,000     4,100,000    6,076,391    (8,900,293)    1,276,607

 Private placements                              1,250,000     125                            2,174,875                   2,175,000
 Exercise of warrants                              500,000      50                              499,950                     500,000
 Issuance of shares                              1,258,408     118                              515,692                     515,810
 Preferred stock issued for Magram acquisition                        95,000     8,691,668                                8,691,668
 Preferred stock issued for interest                                                91,380                                   91,380
 Net income                                                                                                 1,327,501     1,327,501
 Preferred stock dividends                                                                                   (288,892)     (288,892)
                                                ----------  ------  --------  ------------  -----------  ------------  ------------

Balance at September 30, 1997                    8,001,933  $  801   505,000  $ 12,883,048  $ 9,266,908  $ (7,861,684) $ 14,289,073
                                                ==========  ======  ========  ============  ===========  ============  ============




                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the       For the nine
                                                                      year ended      months ended
                                                                     September 30,    September 30,
                                                                          1997            1996
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                               $   1,327,501    $  (7,224,900)
     Adjustment to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Amortization                                                   375,333             --
            Depreciation                                                   384,857          211,237
            Issuance of stock for expenses                                  91,380          400,000

CHANGES IN ASSETS AND LIABILITIES:

     (Increase) decrease in accounts receivable                            297,154         (282,507)
     (Increase) decrease in inventories                                 (3,076,019)       2,551,187
     (Increase) decrease in prepaid expenses                               512,723        1,041,372
     (Increase) decrease in prepaid catalogs                            (1,982,124)        (641,132)
     (Increase) decrease in other current assets                          (205,824)         702,866
     (Increase) decrease in other assets                                   (92,373)         500,202
     Increase (decrease) in accounts payable and accrued expenses       (1,685,718)       2,054,897
     Increase (decrease) outstanding merchandise credits                   214,242             --
     Increase (decrease) prepaid orders                                     22,130             --
                                                                     -------------    -------------

         NET CASH USED BY OPERATING ACTIVITIES                          (3,816,738)        (686,778)
                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash paid for Biobottoms, Inc. (net of cash acquired)                    --         (2,899,211)
     Cash acquired in Magram acquisition                                 2,051,007             --
     Purchase of trademark                                                 (75,000)            --
     Purchase of property and equipment                                   (189,780)        (211,096)
                                                                     -------------    -------------
         NET CASH FLOWS PROVIDED BY (USED) BY INVESTING ACTIVITIES       1,786,227       (3,110,307)
                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of Biobottoms aquisition loan                            (1,500,000)            --
     Proceeds of loans payable, affiliate                                     --            450,000

     Revolving credit loans                                               (735,145)         583,650
     Preferred stock dividends paid                                       (288,892)            --
     Issuance preferred and common stock                                 3,190,809          475,000
     Borrowings from stockholder                                         1,435,000        2,620,000
     Repayment of long term debt and loan payables                         (80,769)        (393,678)
                                                                     -------------    -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,021,003        3,734,972
                                                                     -------------    -------------

NET DECREASE IN CASH                                                        (9,508)         (62,113)

CASH AND CASH EQUIVALENTS, at beginning of period                           69,258          131,371
                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS, at end of period                          $      59,750    $      69,258
                                                                     =============    =============


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:

         Interest                                                    $     764,000    $     706,000
                                                                     =============    =============
         Income taxes                                                $        --      $        --
                                                                     =============    =============





                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

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

                  J. Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period during which the benefits are expected. Advertising costs, principally the amortization of such prepaid catalog costs, included in the accompanying statement of operations were $16,804,708 for the year ended September 30, 1997 and $3,033,000 for nine months ended September 30, 1996. Included in current assets at September 30, 1997, is $2,452,858 of prepaid catalog costs.

                  K. Revenue is recognized at the time merchandise is shipped to customers. Proceeds received for merchandise not yet shipped are reflected as "customers' unshipped orders," a current liability.

                  L. Magram issues merchandise credits for certain returns of merchandise sold with substantial discounts. Unused credits are periodically written off into income.

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

3.       ACQUISITION OF LEW MAGRAM, LTD.:

                   On February 19, 1998, the Company (through its wholly-owned subsidiary, Magram Acquisition Corp.) acquired Lew Magram, Ltd.(Magram), a New York corporation with a place of business in Teaneck, New Jersey, which is in the business of mail order catalogue sales of womens' clothing. For accounting purposes, the acquisition was effected as of July 1, 1997, the date that the Company assumed effective control of Magram. The acquisition was accounted for as a purchase and the consideration consisted of the issuance of 95,000 shares of the Company's $.10 par value, Series D, convertible preferred stock. The Series D preferred stock is convertible into 3,166,667 shares of the Company's common stock, (which assumes a market value of $4.00 per share). The preferred Stock does not pay any dividends, but participates with common in any Company distributions. The preferred stock has a liquidation preference of $100 per share.
         An additional 250,000 shares of common stock were also given as consideration. The fair market value of the consideration was approximately $8.7 million and acquisition costs were approximately $646,000. The Company recorded the carryover basis for a certain selling stockholder of Magram who is also a principal stockholder of the Company.

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


                                                                   Nine months
                                               Year ended            ended
                                              September 30,       September 30,
                                             ---------------     ---------------
                                                  1997                 1996
                                               (unaudited)          (unaudited)

              Net sales                      $  72,764,211       $  55,546,294

              Net loss                          (4,900,554)         (8,321,654)

              Net loss per common share            (.80)               (1.73)



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

                  In September 1997, this significant shareholder loaned the Company an additional $1.2 million, with interest at 9%.

7.       INVENTORIES:

                  Inventories consist of the following at September 30, 1997:


                     Raw materials and packaging     $               375,510
                     Work-in-process                                 365,333
                     Finished goods                                9,264,214
                                                      ----------------------
                                                     $            10,005,057
                                                      ======================

8.       PROPERTY AND EQUIPMENT:

                  Property and equipment consist of the following at September 30, 1997:

                     Land                            $               420,000
                     Building                                      1,517,600
                     Equipment                                     6,659,639
                                                      ----------------------
                                                                   8,597,239

                     Less accumulated depreciation                 5,131,746
                                                      ----------------------
                                                     $             3,465,493
                                                      ======================



9.       OTHER ASSETS:

                  Other assets consist of the following at September 30, 1997:

                     Noncurrent deferred tax asset   $               581,535
                     Other                                           146,902
                                                      ----------------------
                                                     $               728,437
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

         (c) In August 1996, Magram entered into a committed line of credit with Congress Financial Corp. The agreement provides for borrowings subject to a borrowing base formula consisting of 50% of inventory and is secured by substantially all the assets of the Company. Interest on borrowings under the agreement is at 1.5% over the bank prime rate and is calculated on a minimum borrowing of $2,000,000. As of September 30, 1997, the outstanding balance under this agreement was $2,263,711 at a current rate of interest of 10.00%.


         (d) In connection with the February 19, 1998 closing of the Lew Magram acquisition, a certain principal shareholder and director guarranteed the above agreements up to an aggregare of $500,000. The above agreements impose certain restrictions on the Company's ability to pay dividends.

                                     F  - 14

11.      LONG-TERM DEBT:

              Long-term debt consists of the following at September 30, 1997:

         Note payable - bank, payable in monthly
         installments of $10,018 which includes interest at
         8.375%, due August 2010. The note is collateralized
         by land and buildings and is guaranteed by a
         stockholder.
                                                               $        952,806

         Note payable - bank, payable in monthly
         installments of $7,201 which includes interest at
         12%. The note is collateralized by land and
         buildings and is cosigned by a stockholder.(b)                 564,540

         Equipment Loans - payable in monthly installments              450,851

         Other                                                          161,493

         Acquisition notes payable(a)                                         -

                                                               ----------------
                                                                      2,129,690

         Current maturities                                             893,936
                                                               ----------------
         Long - term debt                                      $      1,235,754

                                                               ================

              The maturities of long term debt is as follows:

                    1998                           $  893,936
                    1999                              215,976
                    2000                               50,233
                    2001                               55,733
                    Thereafter                        913,812
                                           ------------------
                                                   $2,129,690
                                           ==================

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

15.      COMMITMENTS AND CONTINGENCY:

              A. Sales tax audit

              In November 1997, Magram was served with a proposed assessment related to a sales tax audit aggregating approximately $2.4 million, (including penalties and interest). Magram is vigorously contesting this assessment and believes this matter will ultimately be settled for an immaterial amount and has accrued $50,000 at September 30, 1997 as an estimated loss. The Company's acquisition agreement with Magram's former shareholders indemnifies it for any amounts in excess of $100,000 that could ultimately be due from this matter.

              B. Merchandise credits

              Because of Magram's policy of periodically writing off into income unused merchandise credits issued without expiration dates in connection with the return of sale merchandise, it may be liable for future claims on such amounts previously written off.

              C. Employment agreements


              In connection with the Magram acquisition, the Company will enter into three year employment agreements with three former principals of Magram to serve in executive capacities with the acquired Company. Aggregate annual compensation under these agreements is $657,000 for the first two years and $692,500 for the third year.

              D. Leases

              The Company rents real and personal property under long-term lease agreements which expire at various dates through December 2004. Future minimum rentals under noncancellable operating leases are as follows:

                           Fiscal year ending                          Amount
                           ------------------                          ------
                           1998                               $        553,861

                           1999                                        570,309

                           2000                                        574,291

                           2001                                        570,064

                           2002 and thereafter                       1,031,945

              Rent expense amounted to approximately $823,277 and $226,000 for the year ended September 30, 1997 and the nine months ended September 30, 1996, respectively.

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

16.      INCOME TAXES:

              The following analyzes the deferred tax assets at September 30, 1997:

          Deferred tax asset:

          Net operating loss carry forward              $        2,915,000
          Depreciation                                             102,000
          Inventory                                              1,016,000
          Other items                                              164,000
                                                        ------------------
                                                                 4,197,000

          Less: Valuation allowance                             (2,835,000)
                                                        ------------------
            Deferred tax asset                          $        1,362,000
                                                        ==================

              A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management's estimates of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance was $2,835,000 at September 30, 1997, which represents a decrease of $212,000 over the amount reported at September 30, 1996. The current portion of the deferred tax asset amounts to $780,464, and is included with other current assets. The long term portion amounts to $581,536 and is included with other assets.

              As of September 30, 1997, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $7,300,000 which are available to offset future Federal taxable income through 2009.

         The provision for income taxes differs from the amount computed by applying the 34% federal statutory income tax rate to the net loss before provision for income taxes as follows:


                                                                                     Nine
                                                            Year ended           months ended
                                                           September 30,         September 30,
                                                               1997                  1996
                                                        -------------------   ------------------

  Income tax benefit computed at statutory rate         $           451,000   $       (2,456,000)

  Tax benefit of  net operating loss carry forward                 (451,000)

  State tax benefit, net of federal tax benefit                       1,567             (313,000)

  Adjustment to valuation allowance                                (212,000)           2,769,000
                                                        -------------------   ------------------
  Income tax (benefit) as reported                      $          (210,433)  $          -
                                                        ===================   ===================

17.      BUSINESS SEGMENT INFORMATION:

              Summarized financial information by business segment for nine months ending September 30, 1997 is as follows:

                                                           Year ended
                                                          September 30,
                                                              1997
                                                     -----------------------
                Net sales:

                     Specialty catalog retail        $            28,254,609
                    operations

                     Mass merchant manufacturing                   6,892,724
                      and distribution
                                                     -----------------------
                                                                  35,147,333
                                                     -----------------------
               Operating income:

                     Specialty catalog retail                        324,867
                    operations

                     Mass merchant manufacturing                   1,436,434
                     and distribution
                                                     -----------------------
                                                                   1,761,301
                                                     -----------------------

               Total assets:

                     Specialty catalog retail                     31,599,588
                    operations

                     Mass merchant manufacturing                   5,415,333
                     and distribution
                                                     -----------------------
                                                                  37,014,921
                                                     -----------------------

               Depreciation and amortization:

                     Specialty catalog retail                        655,066
                    operations

                     Mass merchant manufacturing                     105,124
                     and distribution
                                                     -----------------------
                                                                     760,190
                                                     -----------------------

               Capital expenditures:

                     Specialty catalog retail                        176,206
                    operations

                     Mass merchant manufacturing                      20,138
                     and distribution
                                                     -----------------------
                                                     $               196,344
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

                                EXHIBIT INDEX


Exhibit
  No.        Description
  ---        -----------


3a       Certificate of Incorporation, as amended(1)



3b       By-laws, amended(1)



3c       Amendment to Certificate of Incorporation(1)



4a       Form of Common Stock Certificate(1)



4b Form of Warrant Agency Agreement between the Registrant and North American Transfer Company(1)



4c       Revised form of Unit Purchase Option(1)



4d       Common Stock Purchase Warrant(1)



4e       Certificate of Designation of Series B and Series C Preferred Stock(5)



4f       Amended and Restated Certificate of Designation of Series D Preferred
         Stock(9)



4g       Certificate of Designation of Series A Preferred Stock (10)



4h       Certificate of Designation of Series E Preferred Stock (10)




5        Opinion of Gersten, Savage, Kaplowitz, Fredericks & Curtin, LLP(1)



10a      Employment Agreement with Stuart A. Leiderman(1)



10b      Stock Option Plan(1)



10c      November 1996 Stock Option Plan(5)





10f Loshell Realty mortgages with Union State Bank and Stony Point Technical Park, Inc. and related Mortgage Notes, including Sheldon Rose guarantee of Union State Bank(1)



10g Agreement dated as of March 1, 1994 by and between Francine H. Nichols and Diplomat Corporation(2)





10i Collateral Assignment of Trademarks and Trademark Licenses (Security Agreement) by and between Congress Financial Corporation and Diplomat Corporation(2)





10l Amendments No. 1, No. 2 and No. 3 to Loan and Security Agreement by and between Congress Financial Corporation and Diplomat Corporation.(4)



10m Loan and Security Agreement made as of February 9, 1996 by and among Robert M. Rubin, American United Global, Inc., Diplomat Corporation and Biobottoms, Inc.(4)






10r Loan and Security Agreement dated February 9, 1996 by and between Congress Financial Corporation and Biobottoms, Inc.(4)



10s Diplomat Corporation Guarantee dated February 9, 1996 to Congress Financial Corporation of Biobottoms, Inc. Indebtedness.(4)



10t Collateral Assignment of Trademarks and Trademark Licenses dated February 9,1996 between Biobottoms, Inc. and Congress Financial Corporation.(4)



10u Security Agreement (Rights in Agreement and Plan of Merger) dated February 9, 1996 between Biobottoms, Inc. Diplomat Corporation and Congress Financial Corporation.(4)



10v Agreement and Plan of Merger by and among Diplomat Corporation, Diplomat Acquisition Corporation, Biobottoms, Inc. and Principal Stockholders, together with Amendment No. I thereto.(4)





10y Asset Purchase Agreement dated as of September 24, 1997 by and among Diplomat Corporation and Jean Grayson's Brownstone Studio, Inc. and Wilroy Inc.(7)



10z Bill of Sale provided by Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)


10aa Assignment and Assumption Agreement dated October 30, 1997 between Brownstone Holdings, Inc., Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)


10bb Loan and Security Agreement by and among Congress Financial Corporation and Jean Grayson's Brownstone Studio, Inc. dated February 28, 1997, as amended September 17, 1997.(7)



10cc Junior Participation Agreement between Congress Financial Corporation, Robert M. Rubin and Jay M. Kaplowitz dated September 27, 1997.(7)



10dd Agreement and Plan of Merger by and among Diplomat Corporation, Magram Acquisition Corp and Lew Magram Ltd.(8)



10ee Employment Agreement between Irving Magram and Lew Magram Ltd. dated February 2, 1998(9)



10ff Employment Agreement between Warren Golden and Diplomat Corporation dated February 2, 1998.(9)



10gg Employment Agreement between Stephanie Sobel and Lew Magram Ltd. dated February 2, 1998.(9)



10hh Lease Agreement between Franklin Associates and Lew Magram Ltd. dated May 15, 1992.(9)



10ii Loan and Security Agreement by and between Congress Financial Corporation and Lew Magram Ltd. dated August 13, 1996(9)



21       Subsidiaries of the Registrant(10)



27       Financial Data Schedule(10)



(1) Incorporated by reference to Diplomat Corporation Registration Statement No. 33-66910 NY



(2) Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended January 1, 1994.




(3)      Incorporated by reference to Diplomat Corporation Registration
         No33-95986



(4) Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended December 31, 1995.



(5) Incorporated by reference to Diplomat Corporation Annual Report on Form 10-KSB for the year ended September 30, 1996.



(6) Incorporated by reference to Diplomat Corporation report on Form 8-K dated November 15, 1997.



(7) Incorporated by reference to Diplomat Corporation Registration Form SB-2 dated November 17, 1997.



(8) Incorporated by reference to Diplomat Corporation report on Form 10-KSB dated January 13, 1998.



(9) Incorporated by reference to Diplomat Corporation report on Form 8-K dated March 6, 1998.



(10)     Included in this Form 10-KSB/A2