Form 10QSB
period 1998-03-31
DIPLOMAT CORP
filed 1998-05-15
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 1998 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 1998, 11,049,872 Common Shares outstanding

          Transitional Small Business Disclosure (check One):

Yes -------No---X----

                             DIPLOMAT CORPORATION

                                    INDEX

                                                                                            PAGE
                                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

         Consolidated Balance Sheet - March 31, 1998                                          3

         Consolidated Statements of Operations - For the three months and six months ended March 31, 1998 and March 31, 1997 4

         Consolidated Statements of Cash Flows - For the six months ended
         March 31, 1998 and March 31, 1997                                                    5

         Notes to Financial Statements                                                     6-11

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                             12-15

PART II - OTHER INFORMATION

Item 2 - Changes in Securities                                                               16

Item 3 - Defaults Upon Senior Securities
                                                                                             16
Item 6 - Exhibits and Reports on Form 8-K
                                                                                             16

SIGNATURE                                                                                    17

                    DIPLOMAT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                MARCH 31,1998

                                    ASSETS

CURRENT ASSETS:
           Cash and cash equivalents                                                          $1,443,497
           Accounts receivable, trade,net                                                      3,778,573
            Inventories                                                                       10,327,084
            Prepaid expenses                                                                   3,646,951
            Other current assets                                                               2,857,068
                                                                                               ---------
                      TOTAL CURRENT ASSETS                                                    22,053,173

NOTES RECEIVABLE                                                                               1,270,000
PROPERTY AND EQUIPMENT
          less accumulated depreciation                                                        3,355,245
INTANGIBLE ASSETS                                                                             19,107,344
OTHER ASSETS                                                                                     696,202
                                                                                                 -------
                                                                                             $46,481,964

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable-trade                                                             $5,819,666
           Loans payable-stockholders                                                            230,000
           Loans payable-bank                                                                  7,482,981
           Accrued expenses                                                                   13,312,700
           Current maturities of long term debt                                                  747,306
                                                                                                 -------
                          TOTAL CURRENT LIABILITIES                                           27,592,653
                                                                                              ----------
LONG TERM DEBT,less current maturities                                                         1,076,509
                                                                                              ----------
STOCKHOLDERS' EQUITY:
          Preferred stock                                                                     16,362,807
          Common stock                                                                             1,092
          Paid-in capital                                                                      9,728,152
          Accumulated deficit                                                                 (8,279,249)
                                                                                              -----------
                          TOTAL SHAREHOLDERS' EQUITY                                          17,812,802
                                                                                              ----------
                                                                                             $46,481,964

                       See notes to financial statements.

                    DIPLOMAT CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                            Six Months Ended            Three Months Ended
                                                         March 31       March 31       March 31      March 31
                                                           1998           1997           1998          1997
                                                           ----           ----           ----          ----
NET SALES                                                $36,515,628     $3,619,032    $18,531,637   $2,229,755

COST OF SALES                                             17,029,324      1,636,779      9,165,051      821,621
                                                          ----------      ---------      ---------      -------

GROSS PROFIT                                              19,486,304      1,982,253      9,366,586    1,408,134

SELLING, GENERAL AND ADMINISTRATIVE                       17,070,661        854,538      7,898,825      346,147
                                                          ----------        -------      ---------      -------

OPERATING INCOME                                           2,415,643      1,127,715      1,467,761    1,061,987

INTEREST EXPENSE                                            (642,249)      (260,349)      (304,288)    (140,733)
                                                            ---------      ---------      ---------    ---------

INCOME BEFORE INCOME TAXES                                 1,773,394        867,366      1,163,473      921,254

INCOME TAXES                                                       0        198,000              0      139,000
                                                                   -        -------              -      -------

INCOME FROM CONTINUING OPERATIONS                          1,773,394        669,366      1,163,473      782,254

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                (2,072,098)       296,842     (1,685,832)    (242,311)
                                                          -----------       -------     -----------    ---------

NET INCOME                                                  (298,704)       966,208       (522,359)     539,943

PREFERRED STOCK DIVIDENDS                                    157,500        131,250         78,750       78,750
                                                             -------        -------         -------      ------

NET INCOME (LOSS) TO COMMON
           SHAREHOLDERS                                    ($456,204)      $834,958      ($601,109)    $461,193


NET INCOME (LOSS) PER COMMON SHARE
           CONTINUING OPERATION                                $0.16          $0.13          $0.10        $0.13
           DISCONTINUED OPERATIONS                            ($0.21)         $0.05         ($0.15)      ($0.04)
                                                              -------         ------        -------      -------

NET INCOME (LOSS) PER COMMON SHARE-BASIC                      ($0.05)         $0.18         ($0.05)       $0.09
NET INCOME (LOSS) PER COMMON SHARE-DILUTED                    ($0.02)         $0.10         ($0.03)       $0.06

AVERAGE NUMBER OF SHARES USED IN COMPUTATION-
          BASIC                                            9,941,023      5,293,525     10,975,873    5,343,525
          DILUTED                                         16,269,007      9,475,344     17,303,857    9,525,344

                       See notes to financial statements.

                      DIPLOMAT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months ended
                                                                               March 31,              March 31,
                                                                                 1998                   1997
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income (Loss)                                                    (298,704)          966,208
             Adjustments to reconcile net income to net cash
                provided by operating activities:
                Change in operating assets & liabilities                        (2,800,733)
                 Writeoff of goodwill from subsidiary sold                       3,458,175
                Depreciation and amortization                                      401,803           142,621
                                                                                   --------          -------
                                                                                   760,541         1,108,829
CHANGES IN ASSETS AND LIABILITIES

             (Increase)decrease in accounts receivable                          (2,055,742)         (316,898)
             (Increase) decrease  in inventories                                (3,972,465)       (1,648,641)
             (Increase)decrease in prepaid expenses                             (2,788,732)         (540,210)
             (Increase)decrease in other current assets                              1,260         1,022,893
             (Increase)decrease in other assets                                 (6,757,034)           60,598
             Increase(decrease) in accounts payable                                (59,300)           49,905
             Increase(decrease)  in accrued expenses                             8,272,432          (706,034)
                                                                                 ----------         ---------
                                                                                (6,599,040)         (969,558)
                                                                                 ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of property and equipment,net                            (525,643)          (80,104)
             Sale of Biobottoms assets                                           1,000,000                 0
             Acquisition of subsidiaries                                          (451,807)                0
                                                                                  ---------                -
                                                                                    22,550           (80,104)
                                                                                    -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Issuance of common & preferred stock                                3,941,294                 0
             Preferred stock dividend                                             (205,390)         (131,250)
             Proceeds from loans  payable                                                0           200,000
             Repayments of loans payable                                          (159,749)         (122,784)
             Revolving credit agreement                                          4,399,083         1,078,030
                                                                                 ----------        ---------
                                                                                 7,975,238         1,023,996
                                                                                 ----------        ---------
NET INCREASE(DECREASE) IN CASH                                                   1,398,748           (25,666)
CASH AND CASH EQUIVALENTS-beginning of period                                       44,747            69,258
                                                                                    -------           ------
CASH AND CASH EQUIVALENTS-end of period                                          1,443,495            43,592

                                       5

                      DIPLOMAT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 1998 AND 1997

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

         M. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No. 128"), which became effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS No. 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of prior period reported earnings per share to conform to the new standard.

The following is a reconciliation of the numerator and denominator underlying the earnings per share computations:


                                                   For the Six Months ended March 31, 1998
                                               ---------------------------------------------
                                                  Income         Shares           Per Share
                                               (Numerator)     (Denominator)        Amount
                                               -----------     -------------       --------
Income from continuing operations               $1,773,394

Preferred stock dividends                         (157,500)
                                                ----------
Basic EPS:
Income (loss) available to common shareholders  $1,615,894     9,941,023               $.16


Effect of Dilutive Securities:
Options, warrants and conversions                  157,500     6,327,984
                                                   -------    ----------
963,539

Diluted EPS:
Income (loss) available to common stockholders
     and assumed conversions                    $1,773,394    16,269,007               $.11


                                             For the Six months ended March 31, 1997
                                            ------------------------------------------
                                              Income           Shares         Per Share
                                            (Numerator)     (Denominator)      Amount
                                            -----------     -------------     ---------
Income from continuing operations            $669,366
Preferred stock dividends                    (131,250)
                                             ---------
Basic EPS:
Income available to common shareholders      $538,116         5,293,525           $.10

Effect of Dilutive Securities:
Options, warrants and conversions             131,250         4,181,819
                                             --------         ---------

Diluted EPS:
Income available to common shareholders
   and assumed conversions                   $669,366         9,475,344           $.07

                                               For the Quarter ended March 31, 1998
                                            --------------------------------------------
                                              Income           Shares           Per Share
                                            (Numerator)     (Denominator)        Amount
                                            -----------     -------------        ------
Income from continuing operations           $1,163,473
Preferred stock dividends                      (78,750)

                                            -----------
Basic EPS:
Income (loss) available to common
 shareholders                               $1,084,723       10,975,873           $.10

Effect of Dilutive Securities:
Options, warrants and conversions               78,750        6,327,984
                                               -------        ---------

Diluted EPS:
Income (loss) available to common
 stockholders and assumed conversions       $1,163,473         17,303,857         $.07

                                              For the Quarter ended March 31, 1997
                                            ------------------------------------------
                                               Income        Shares          Per Share
                                            (Numerator)     (Denominator)      Amount
                                            -----------     -------------      ------
Income from continuing operations           $782,254
Preferred stock dividends                    (78,750)
                                            ---------
Basic EPS:
Income available to common shareholders     $703,504          5,343,525          $.13

Effect of Dilutive Securities:
Options, warrants and conversions             78,750          4,181,819
                                            ----------       ----------

Diluted EPS:
Income available to common shareholders
   and assumed conversions                  $782,254          9,525,344          $.08


2.       ACQUISITION OF LEW MAGRAM, LTD.


         On February 19, 1998 the Company completed the acquisition of Lew Magram,Ltd. (Magram), a New York corporation with a place of business in Teaneck, New Jersey, which is in the business of mail order catalog sales of womens' clothing. The accompanying financial statements include unaudited pro-forma balance sheets and income statements as if the acquisition was effected as of July 1, 1997, the date that the Company assumed effective control of Magram. The acquisition was accounted for as a purchase and the consideration consisted of the issuance of 95,000 shares of the Company's $.10 par value, Series D convertible preferred stock and 250,000 shares of the Company's common stock. The Series D preferred stock is convertible into 3,166,667 shares of the Company's common stock. The fair market value of the consideration was approximately $8.7 million and acquisition costs were approximately $646,000. The Company recorded the carryover basis for a certain selling stockholder of Magram who is also a principal stockholder of the Company.

         The net fair market of the identifiable assets acquired was approximately $1.9 million, and included customer lists valued at $5 million. The customer lists are being amortized over a period of 10 years. Goodwill amounted to approximately $7.4 million and is being amortized over 25 years.

         The following unaudited pro-forma summary combines the consolidated results of operations of the Company and Magram as if the acquisition had occurred at the beginning of 1997, after giving effect to certain adjustments, including amortization and preferred stock dividends.

                                                       Six months
                                                         ended
                                                        March 31,
                                                        ---------
                                                          1997
                                                       (Unaudited)

         Net sales                                    $30,619,933

            Net income (loss) to
                  common shareholders                 $   246,988

            Net income (loss) per common share        $  .05

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

3.       DISCONTINUED OPERATIONS

                  On April 17, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with Genesis Direct Thirty-Four, LLC ("Buyer") in which the Buyer purchased substantially all of the assets and assumed certain of the liabilities of Biobottoms. The Buyer paid $2,270,000 in cash and a note and assumed $5,749,000 in liabilities. The note is subject to reduction depending on the net assets acquired as determined in a Closing Date Balance Sheet. If the amount of the Net Value of Acquired Assets is less than negative $778,000 or the accrued expenses and customer liabilities included in the Assumed Liabilities exceed $828,877, the greater of such deficiencies will reduce the amount of the note.

                  The Company shall retain all claims for tax refunds, tax loss carry forwards or carrybacks of tax credits of any kind applicable to the business of Biobottoms prior to the closing of the Asset Sale. The Agreement further specifies that certain intercompany and affiliated person liabilities will not be assumed by the Buyer.

         The following is a summary of the loss on the disposition of Biobottom's operations:

  Property and equipment written off:
           Cost                                                  $(1,702,887)
           Less: Accumulated depreciation                           1,378,348
                                                                 ------------
           Net property written off                                  (324,539)

  Other assets written off:
           Accounts receivable                                       (430,743)
           Inventory                                               (1,973,998)
           Prepaid expenses                                          (972,433)
           Other assets                                               (46,993)

           Goodwill                                                (3,458,175)
                                                                   -----------

     Total Assets written off                                      (7,206,881)
                                                                   -----------
     Liabilities to be assumed:
              Accounts payable                                      3,425,782
              Accrued liabilities                                     679,969
              Loans payable-bank                                    1,430,000
              Obligations under capital leases                        116,765
              Other                                                    51,645
                                                                    ---------
      Total Liabilities written off                                 5,704,161
                                                                   ------------
      Proceeds to be received                                       2,270,000
                                                                   ------------
      Gain on disposal of assets                                      767,280
      Loss to measurement date 11/30/97                              (449,444)
      Loss through disposal date                                   (2,389,934)
                                                                   ------------
      Loss from discontinued operations                            $(2,072,098)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements.

RESULTS OF OPERATIONS

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

NET SALES

            Consolidated net sales for the Six Month Period ended March 31, 1998 ("1998 Period") increased approximately $32,896,000 from the Six Month Period ended March 31, 1997 ("1997 Period"), primarily as a result of the sales attributable to the Magram and Brownstone operations in the 1998 period. The sales of Diplomat for the 1998 Period were $4,007,000 as compared to $3,619,000 for the 1997 Period.

         Consolidated cost of sales were 47% of net sales in the 1998 Period and 45% in the 1997 Period. The increase in cost of sales of $15,392,000 in the 1998 Period was primarily from Magram and Brownstone.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $16,100,000 from the 1997 Period to the 1998 Period, primarily as a result of the purchase of Magram and Brownstone in 1997. Operating expenses of Diplomat for the 1998 Period were $1,281,000 as compared to $855,000 in the 1997 Period. Consolidated operating expenses were 47% of net sales in the 1998 Period and 24% in the 1997 Period because of the restructuring in 1997.

         Interest expense increased $382,000 from 1997 to 1998 as a result of borrowings of Magram and Brownstone in 1997.

         Income from continuing operations increased from $669,366 for the 1997 Period to $1,773,394 for the 1998 Period. On April 17, 1998, substantially all the assets of Biobottoms were sold resulting in a loss from discontinued operations of $(2,072,096).

         The net loss for the 1998 Period was $(298,704) as compared to net income of $834,958 for the 1997 Period.

         At March 31, 1998, the Company has recorded deferred tax assets of $1,362,000. The full utilization of such deferred tax assets is dependent upon the Company realizing taxable income in future years. The total amount of future taxable income for utilizing such deferred tax assets will be approximately $3,400,000. Based on the current period's operations, such realization would take approximately three years.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

NET SALES

         Consolidated net sales for the Three Month Period ended March 31, 1998 ("1998 Period") increased approximately $16,300,000 from the Three Month Period ended March 31, 1997 ("1996 Period"), primarily as a result of the sales attributable to the Magram and Brownstone operations in the 1997 Period. The sales of Diplomat for the 1998 Period were $2,544,000 as compared to $2,230,000 for the 1997 Period.

         Consolidated cost of sales were 49% of net sales in the 1998 Period and 37% in the 1997 Period. The increase in cost of sales of $8,343,000 in the 1998 Period was primarily from Magram and Brownstone.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $7,500,000 from the 1997 Period to the 1998 Period, primarily as a result of the purchase of Magram and Brownstone in 1997. Operating expenses of Diplomat for the 1998 Period were $618,000 as compared to $347,000 in the 1997 Period. Consolidated operating expenses were 42% of net sales in the 1998 Period and 16% in the 1997 Period because of the restructuring in 1997.

         Interest expense increased $164,000 from 1997 to 1998 as a result of borrowings of Magram and BBrownstone in 1997.

         Income from continuing operations increased from $782,254 for the 1997 Period to $1,163,473 for the 1998 Period. On April 17, 1998, substantially all the assets of Biobottoms were sold resulting in a loss from discontinued operations of $(1,685,832).

         The net loss for the 1998 Period was $(522,359) as compared to net income of $539,943 for the 1997 Period.

         On April 17, 1998, substantially all the assets of Biobottoms were sold resulting in a loss from discontinued operations of $(1,685,832).

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering on November 13, 1993 and received net proceeds of approximately $4,454,000. Proceeds of the offering were used for purchases of inventory, marketing and promotion, product development, reduction of accounts payable and repayment of loans from a principal stockholder and executive officer. The Company has relied upon the proceeds of its initial public offering, borrowings from an institutional lender, a principal stockholder and director of the Company, and proceeds from the additional issuance of its securities in order to fund its operations, including financing the approximately $6,600,000 decrease in cash flow from operations for the six months ended March 31, 1998, which was primarily used in the operations of Magram and Brownstone.

At March 31, 1998, there was a working capital deficiency of approximately $5,500,000. The Company is currently investigating potential sources of capital through long term debt or equity financing.

         The Company's principal working capital credit facility is provided by Congress Financial Corporation ("Congress").

         In April 1994, the Company entered into an agreement with Congress providing the Company with a maximum $3 million secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) percent above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends. Additionally, prior to amendment, the Company was required to maintain a minimum of $3,500,000 in stockholders' equity and a minimum of $4,500,000 of working capital (excluding the Congress loan and certain subordinated debt). At September 30, 1996, the Company was not in compliance with these financial covenants, however Congress continued to extend the Company credit under the terms of the original agreement. On February 25, 1997, the violations were waived by Congress, and the Company and Congress agreed on revised financial covenants. Under the revised agreement, the stockholders' equity and working capital minimums (excluding the Congress loan and certain subordinated debt) were reduced to $(750,000) and $500,000, respectively, and shall be increased during the fiscal year ending September 30, 1997 to $(250,000) and $1,500,000, respectively. The Company has been in compliance with the revised financial covenants at each measurement date.

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

         Prior to the acquisition of Magram, Magram had entered into a loan agreement, dated as of August 13, 1996, with Congress providing Magram with a maximum $5.0 million secured line of credit to be used for loans and trade letters of credit. The line of credit is secured by all of the assets of Magram and guaranteed by the Company and Brownstone. The interest rate is one and one-half percent (1 1/2%) above the prime rate announced by Core States Bank. The loan agreement provides for certain restrictive covenants, including restrictions on Magram's debt financing, dividends and distributions and transactions with the Company and its subsidiaries. The loan agreement also requires Magram maintain working capital of at least $1,500,000 and net worth (excluding debt subordinated to the Congress loan) of $1,600,000. Upon the acquisition of Lew Magram, these covenants were waived by Congress, and the Company and Congress are currently negotiating revised contracts.

         The lines of credit between Congress and each of the Company, Brownstone and Magram are each guaranteed by Robert M. Rubin up to an aggregate maximum amount of $1,500,000.

         The Company has also financed its operations and acquisitions through loans from Mr. Rubin, including approximately $2,900,000 in connection with the acquisition of Biobottoms in February 1996, a

$600,000 working capital loan in November 1996, a $200,000 working capital loan in February 1997, and, with Jay Kaplowitz, a $2,205,000 loan for the financing of Jean Grayson's Brownstone Studio, Inc. prior to the asset acquisition by Brownstone and working capital for Biobottoms and the Company. Except for the $200,000 working capital loan, each of the above mentioned loans have been converted into the Company's stock.

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

         In August 1996, the Company, in connection with a Non-Qualified Stock Option Plan, issued 500,000 options which were exercised at a price of $.95 per share. In November 1996, the Company, in connection with an Incentive Stock Option Plan, issued 1,060,000 options at an exercise price of $1.00 per share and in May 1997 issued an additional 150,000 options at an exercise price of

$2.375 per share.

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

         On December 23, 1997, the Company entered into a definitive agreement for the acquisition of Lew Magram, Ltd. In connection with the acquisition, 95,000 shares of Series D Preferred Stock, which are convertible into a total of 3,166,667 shares of Common Stock, and 250,000 shares of Common Stock were issued simultaneous with the closing of the acquisition on February 19, 1998. The issuance was exempt from registration by virtue of the exemption under Section 4(2) under the Act.

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

         On March 5, 1998, the Company filed a report dated February 19, 1998 on Form 8-K Item 2, covering the acquisition of Lew Magram Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DIPLOMAT CORPORATION


May 15, 1998                By: /s/ Jonathan Rosenberg
                                ----------------------
                                Jonathan Rosenberg
                                Chief Executive Officer


May 15, 1998                By: /s/ Irwin Oringer
                                -----------------
                                Irwin Oringer
                                Principal Accounting Officer and
                                Controller