Form 10QSB
period 1998-06-30
DIPLOMAT DIRECT MARKETING CORP
filed 1998-08-14
CIK 910319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

Commission File Number 0-22432

                      DIPLOMAT DIRECT MARKETING CORPORATION
                                   (Formerly)
                              DIPLOMAT CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              13-3727399
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

25 Kay Fries Drive, Stony Point, New York                                  10980
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  914 786-5552

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 12, 1998, 11,049,872 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [    ]         No [ X ]

                      DIPLOMAT DIRECT MARKETING CORPORATION

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1- Financial Statements
                  Consolidated Balance Sheet - June 30, 1998......................................................3

                  Consolidated Statements of Operations - For the three months and nine months ended June
                  30, 1998 and June 30, 1997......................................................................4

                  Consolidated Statements of Cash Flows - For the nine months ended June 30, 1998 and June
                  30, 1997........................................................................................5

                  Notes to Financial Statements................................................................6-11

Item 2 - Management's Discussion and Analysis of Financial
           Conditions and Results of Operations...............................................................12-15

PART II - OTHER INFORMATION

Item 2 - Changes in Securities...................................................................................16

Item 4 - Submission of Matters to a Vote of Security Holders.....................................................16

Item 6 - Exhibits and Reports on Form 8-K........................................................................16

SIGNATURES.......................................................................................................18


             DIPLOMAT DIRECT MARKETING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30,1998

                                     ASSETS

CURRENT ASSETS:

           Cash and cash equivalents                                 $   171,384
           Accounts receivable                                         2,255,315
           Inventories                                                10,557,482
           Prepaid expenses                                            7,851,379
           Other current assets                                        2,273,155
                                                                     -----------
TOTAL CURRENT ASSETS                                                  23,108,715
NOTES RECEIVABLE                                                         600,000
PROPERTY AND EQUIPMENT
          less accumulated depreciation                                3,406,761
INTANGIBLE ASSETS                                                     20,533,250
OTHER ASSETS                                                             607,938
                                                                     -----------
                                                                     $48,256,664

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable-trade                                    $ 6,490,573
           Loans payable-officers                                        225,000
           Loans payable-bank                                          2,846,125
           Accrued expenses                                           14,159,299
           Current maturities of long term debt                          703,430
                                                                     -----------
TOTAL CURRENT LIABILITIES                                             24,424,427

LONG TERM DEBT, less current maturities                                6,048,936
                                                                     -----------

STOCKHOLDERS' EQUITY:
          Preferred stock                                             16,113,107
          Common stock                                                     1,100
          Paid-in capital                                              9,930,314
          Accumulated deficit                                          8,261,220
                                                                     -----------
               TOTAL SHAREHOLDERS' EQUITY                             17,783,301
                                                                     $48,256,664

                              See notes to financial statements.

             DIPLOMAT DIRECT MARKETING CORPORATION AND SUBSIDIARIES
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Nine Months Ended                    Three Months Ended
                                                  Jun 30, 1998      June 30, 1997      June 30, 1998       June 30, 1997
NET SALES                                       $    57,118,755    $     5,846,461    $    20,603,127    $     2,227,429

COST OF SALES                                        26,029,624          2,943,273          9,000,300          1,306,494
                                                ---------------    ---------------    ---------------    ---------------
GROSS PROFIT                                         31,089,131          2,903,188         11,602,827            920,935

SELLING, GENERAL AND ADMINISTRATIVE                  28,018,326          1,346,355         10,947,665            491,817
                                                ---------------    ---------------    ---------------    ---------------
OPERATING INCOME                                      3,070,805          1,556,833            655,162            429,118

INTEREST EXPENSE                                       (958,501)          (353,912)          (316,252)           (93,563)
                                                ---------------    ---------------    ---------------    ---------------
INCOME BEFORE INCOME TAXES                            2,112,304          1,202,921            338,910            335,555

INCOME TAXES                                                  0            276,000                  0             78,000
                                                ---------------    ---------------    ---------------    ---------------
INCOME FROM CONTINUING OPERATIONS                     2,112,304            926,921            338,910            257,555

INCOME(LOSS) FROM DISCONTINUED OPERATIONS            (2,311,691)            132,358           (239,593)          (164,484)
                                                ---------------    ---------------    ---------------    ---------------

NET INCOME(LOSS)                                       (199,387)         1,059,279             99,317             93,071

PREFERRED STOCK DIVIDENDS                               236,250            162,000             78,750             79,500
                                                ---------------    ---------------    ---------------    ---------------
NET INCOME(LOSS) TO COMMON
          SHAREHOLDERS                          $      (435,637)   $       897,279    $        20,567    $        13,571

NET INCOME(LOSS) PER COMMON SHARE
          CONTINUING OPERATION                             0.18               0.17               0.02               0.04
          DISCONTINUED OPERATIONS                         (0.22)              0.02              (0.02)             (0.02)
                                                ---------------    ---------------    ---------------    ---------------
NET INCOME(LOSS) PER COMMON SHARE-BASIC                   (0.04)              0.19               0.00               0.02
NET INCOME(LOSS) PER COMMON SHARE-DILIATED                (0.01)              0.14               0.01               0.01

AVERAGE NUMBER OF SHARES USED IN COMPUTATION-
          BASIC                                      10,596,513          5,458,525         11,049,872          5,843,525
          DILUTED                                    15,886,916          7,474,173         15,693,317          7,474,173



                       See notes to financial statements.

             DIPLOMAT DIRECT MARKETING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine months ended
                                                                                  June 30, 1998     June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
         Income (loss) from continued operations                                      2,112,306           926,920
         Income (loss) from discontinued operations                                  (2,311,691)          132,358
                                                                                 --------------    --------------
         Net income (Loss)                                                             (199,385)        1,059,278
         Adjustments to reconcile net income to net cash provided by operating activities:

            Change in operating assets & liabilities                                 (3,143,235)
             Writeoff of goodwill from subsidiary sold                                3,659,245
            Depreciation and amortization                                             1,408,064           305,177
                                                                                 --------------    --------------
                                                                                      1,724,689         1,364,455
CHANGES IN ASSETS AND LIABILITIES

         (Increase)decrease in accounts receivable                                     (532,484)         (132,871)
         (Increase) decrease  in inventories                                         (4,202,862)       (1,811,135)
         (Increase)decrease in prepaid expenses                                      (6,218,799)         (411,318)
         (Increase)decrease in other current assets                                     478,311           749,324
         (Increase)decrease in other assets                                          (6,076,819)          (18,047)
         Increase(decrease) in accounts payable                                       1,272,328           (89,098)
         Increase(decrease)  in accrued expenses                                      8,458,309          (683,574)
                                                                                 --------------    --------------
                                                                                     (5,097,328)       (1,032,264)
                                                                                 --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment, net                                    (741,853)         (194,032)
         Sale of Biobottoms assets                                                    1,000,000                 0
         Acquisition of subsidiaries                                                 (5,181,596)                0
                                                                                 --------------    --------------
                                                                                     (4,923,449)         (194,032)
                                                                                 --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common & preferred stock                                         5,893,794           591,380
         Preferred stock dividend                                                      (284,140)         (162,000)
         Proceeds from loans  payable                                                 5,000,000                 0
         Repayments of loans payable                                                   (236,197)          (66,326)
         Revolving credit agreement                                                    (233,173)          804,971
                                                                                 --------------    --------------
                                                                                     10,140,284         1,168,025
                                                                                 --------------    --------------
NET INCREASE(DECREASE) IN CASH                                                          119,507           (58,271)
CASH AND CASH EQUIVALENTS-beginning of period                                            51,877            69,258
                                                                                 --------------    --------------
CASH AND CASH EQUIVALENTS-end of period                                                 171,384            10,987


             DIPLOMAT DIRECT MARKETING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997

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

         L. The term "the Company" shall include Diplomat Direct Marketing Corporation and its wholly-owned subsidiaries, Diplomat Holdings, Inc. (formerly known as Biobottoms, Inc. ("Biobottoms"), Brownstone Holdings, Inc. ("Brownstone"), Ecology Kids, Inc. ("Ecology Kids") and Lew Magram, Ltd. ("Magram"), unless otherwise indicated. The term "Diplomat" shall refer to the operations of the Diplomat Corporation exclusive of its subsidiaries.

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

The following is a reconciliation of the numerator and denominator underlying the earnings per share computations:


                                                 For the Nine Months ended June 30, 1998
                                                    Income        Shares      Per Share
                                                  (Numerator)   (Denominator)   Amount
                                                  -----------   ------------  ---------

Income from continuing operations                $ 2,112,304
Preferred stock dividends                           (236,250)

Basic EPS:
Income available to common
 shareholders                                    $ 1,876,054     10,596,513   $   0.18

Effective of Dilutive Securities:
Options, warrants and conversions                    236,250      5,290,403
                                                 -----------    -----------
Diluted EPS:

Income (loss) available to common stockholders
 and assumed conversions                         $ 2,112,304     15,886,916   $   0.13

                                                  For the Nine Months ended June 30, 1997
                                                    Income        Shares      Per Share
                                                  (Numerator)   (Denominator)   Amount
                                                  -----------   ------------  ---------

Income   from continuing operations               $   926,921
Preferred stock dividends                            (162,000)
                                                  -----------
Basic EPS:
Income available to common
  shareholders                                    $   764,921       5,458,525     $.14

Effect of Dilutive Securities:
Options, warrants and conversions                     162,000       2,015,648
                                                  -----------       ---------
Diluted EPS:
Income available to common shareholders
 and assumed conversions                          $   926,921       7,474,173     $.12

                                                 For the Three months ended June 30, 1998
                                                    Income        Shares      Per Share
                                                  (Numerator)   (Denominator)   Amount
                                                  -----------   ------------  ---------
Income from continuing operations                $   338,910
Preferred stock dividends                            (78,750)
                                                 -----------
Basic EPS:
Income available to common
  shareholders                                    $  260,160      11,049,872      $.02

Effect of Dilutive Securities:
Options, warrants and conversions                     78,750       4,643,445
                                                  ----------     -----------

Diluted EPS:
Income available to common shareholders
 and assumed conversions                          $  338,910      15,693,317      $.02


                                                 For the Three Months ended June 30, 1997
                                                    Income        Shares      Per Share
                                                  (Numerator)   (Denominator)   Amount
                                                  -----------   ------------  ---------

Income from continuing operations                  $257,555
Preferred stock dividends                           (79,500)

Basic EPS:
Income available to common
  shareholders                                     $178,055        5,843,525      $.03

Effect of Dilutive Securities:
Options, warrants and conversions                    79,500        1,630,648
                                                   --------        ---------

Diluted EPS:

Income available to common shareholders
 and assumed conversions                           $257,555        7,474,173      $.03



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

                                   Nine months
                                      ended
                                    June 30,
                                   -----------
                                      1997
                                   (Unaudited)

         Net sales                 $58,653,691

         Net income to
          common shareholders      $   537,008

         Net income per common
           share                         $ .10

         The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

         On October 30, 1997, the Company acquired out of bankruptcy all the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalog. Brownstone has moved from its Secaucus, NJ.

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

         The following is a summary of the loss on the disposition of Biobottom's operations:

Property and equipment written off:                  $(1,702,887)
         Cost                                          1,378,348
                                                     -----------
         Less: Accumulated depreciation                 (324,539)
Net property written off
Other assets written off:
         Accounts receivable                            (430,743)
         Inventory                                    (1,973,998)
         Prepaid expenses                               (972,433)
         Other assets                                    (46,993)
         Goodwill                                     (3,659,245)
                                                     -----------
Total Assets written off                              (7,407,951)
Liabilities to be assumed:                           -----------

         Accounts payable                              3,425,782
         Accrued liabilities                             566,908

         Loans payable-bank                            1,430,000
         Obligations under capital leases                116,765
         Other                                            51,645
                                                     -----------
Total Liabilities written off                          5,591,100
                                                     -----------
Proceeds to be received                                2,270,000
                                                     -----------
Gain on disposal of assets                               453,149
Loss to measurement date 11/30/97                       (449,444)
Loss through disposal date                            (2,315,396)
                                                     -----------
Loss From discontinued operations                    $(2,311,391)
                                                     ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical matters contained herein, the matters discussed herein are forward-looking statements and are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect assumptions and involve risks and uncertainties which may affect the Company's business and prospectus and cause actual results to differ materially from these forward-looking statements.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

NET SALES

         Consolidated net sales for the Nine Month Period ended June 30, 1998 ("1998 Period") increased approximately $51,300,000 from the Nine Month Period ended June 30, 1997 ("1997 Period"), primarily as a result of the sales attributable to the Magram and Brownstone operations in the 1998 period. The sales of Diplomat for the 1998 Period were $5,586,000 as compared to $5,846,000 for the 1997 Period.

         Consolidated cost of sales were 46% of net sales in the 1998 Period and 50% in the 1997 Period. The increase in cost of sales of $23,100,000 in the 1998 Period was primarily from Magram and Brownstone.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $26,700,000 from the 1997 Period to the 1998 Period, primarily as a result of the purchase of Magram and Brownstone in 1997. Operating expenses of Diplomat for the 1998 Period were $1,972,000 as compared to $1,346,000 in the 1997 Period. Consolidated operating expenses were 49% of net sales in the 1998 Period and 23% in the 1997 Period because of the restructuring at the end of 1996 which took effect in 1997.

         Interest expense increased $605,000 from 1997 to 1998 as a result of borrowings of Magram and Brownstone in 1997.

         Income from continuing operations increased from $927,000 for the 1997 Period to $2,112,000 for the 1998 Period. On April 17, 1998, substantially all the assets of Biobottoms were sold resulting in a loss from discontinued operations of $(2,112,304).

         The net loss for the 1998 Period was $(199,387) as compared to net income of $1,059,279 for the 1997 Period.

         At June 30, 1998, the Company has recorded deferred tax assets of $1,362,000. The full utilization of such deferred tax assets is dependent upon the Company realizing taxable income in future years. The total amount of future taxable income for utilizing such deferred tax assets will be approximately $3,400,000. Based on the current period's operations, such realization would take approximately three years.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

NET SALES

         Consolidated net sales for the Three Month Period ended June 30, 1998 ("1998 Period") increased approximately $18,400,000 from the Three Month Period ended June 30, 1997 ("1997 Period"), primarily as a result of the sales attributable to the Magram and Brownstone operations in the 1998 Period. The sales of Diplomat for the 1998 Period were $1,580,000 as compared to $2,227,000 for the 1997 Period.

         Consolidated cost of sales were 44% of net sales in the 1998 Period and 59% in the 1997 Period. The increase in cost of sales of $7,700,000 in the 1998 Period was primarily from Magram and Brownstone.

OPERATING EXPENSES

         Consolidated operating expenses, which include selling, general, administrative, warehouse and distribution expenses increased approximately $10,500,000 from the 1997 Period to the 1998 Period, primarily as a result of the purchase of Magram and Brownstone in 1997. Operating expenses of Diplomat for the 1998 Period were $692,000 as compared to $492,000 in the 1997 Period. Consolidated operating expenses were 53% of net sales in the 1998 Period and 22% in the 1997 Period because of the restructuring at the end of 1996 which took effect in 1997.

         Interest expense increased $223,000 from 1997 to 1998 as a result of borrowings of Magram and Brownstone in 1997.

         Income from continuing operations increased from $257,555 for the 1997 Period to $338,910 for the 1998 Period. On April 17, 1998, substantially all the assets of Biobottoms were sold resulting in a loss from discontinued operations of $(2,311,691) of which $(239,593) is reported in the current quarter.

         The net income for the 1998 Period was $99,317 as compared to net income of $93,071 for the 1997 Period.




LIQUIDITY AND CAPITAL RESOURCES

         The Company completed an initial public offering on November 13, 1993 and received net proceeds of approximately $4,454,000. Proceeds of the offering were used for purchases of inventory, marketing and promotion, product development, reduction of accounts payable and repayment of loans from a principal stockholder and executive officer. The Company has relied upon the proceeds of its initial public offering, borrowings from an institutional lender, a principal stockholder and director of the Company, and proceeds from the exercise of warrants in 1995, 1996 and 1997 in order to fund its operations, including financing the approximately $5,100,000 decrease in cash flow from operations for the nine months ended June 30, 1998, which was primarily used in the operations of Magram and Brownstone. At June 30, 1998, there was a working capital deficiency of approximately $2,000,000. The Company is currently investigating potential sources of capital through long term debt or equity financing.

         The Company's principal working capital credit facility is provided by Congress Financial Corporation ("Congress").

         In April 1994, the Company entered into an agreement with Congress providing the Company with a maximum $3 million secured line of credit to be used for loans and trade letters of credit. The loans are secured by substantially all of the Company's personal property, including without limitation, accounts receivable, inventory and trademarks. The interest rate on loans is two (2%) percent above the prime rate announced by Core States Bank. The credit agreement contains restrictions relating to the payment of dividends. Additionally, prior to amendment, the Company was required to maintain a minimum of $3,500,000 in stockholders' equity and a minimum of $4,500,000 of working capital (excluding the Congress loan and certain subordinated debt). At September 30, 1996, the Company was not in compliance with these financial covenants, however Congress continued to extend the Company credit under the terms of the original agreement. On February 25, 1997, the violations were waived by Congress, and the Company and Congress agreed on revised financial covenants. Under the revised agreement, the stockholders' equity and working capital minimums (excluding the Congress loan and certain subordinated debt) were reduced to $(750,000) and $500,000, respectively, and shall be increased during the fiscal year ending September 30, 1997 to $(250,000) and $1,500,000, respectively. The Company is currently negotiating revised financial covenats to reflect the current corporate structure.

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

         A significant source of financing for the Company was the sale of equity and debt securities.

         In July 1995, the Company, in connection with a financial consulting agreement, issued to Boulder Enterprises, Inc., Class B, Class C D Warrants, each exercisable for 500,000 shares of common stock, at $.137, $2.50 and $3.00 per share, respectively. All of the Class B Warrants were exercised during 1995 providing the Company with net proceeds of $628,000. The Class D Warrants expired in July, 1996. The Class C Warrants were exercised in April 1997 providing the Company with proceeds of $500,000.

         In August 1996, the Company, in connection with the a Non-Qualified Stock Option Plan, issued 500,000 options which were exercised at a price of $.95 per share. In November 1996, the Company, in connection with an Incentive Stock Option Plan, issued 1,060,000 options at an exercise price of $1.00 per share and in May 1997 issued an additional 150,000 options at an exercise price of $2.375 per share.

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

         On June 29, 1998, the Company completed the sale of Subordinated Debentures to Tandem Capital in the amount of $5,000,000 to be used for working capital. In connection with the transaction, the Company issued warrants to purchase 208,300 shares of Common Stock.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On June 29, 1998, the Company completed the sale of $5,000,000 principal amount 12% Subordinated Debentures to Sirrom Capital Corporation d/b/a Tandem Capital ("Tandem"). The Debentures, which are due June 28, 2003, are secured by all of the assets of the Company and its subsidiaries, but junior to existing liens. The Company issued Tandem 208,300 common stock purchase warrants exercisable at approximately $2.50 for five years. The Company is obligated to issue Tandem up to an additional 416,600 warrants at the market price upon issuance, subject to certain adjustments, if the Debentures are not redeemed prior to February 28, 1999, and an additional 200,000 warrants exercisable at the market price upon issuance, subject to certain adjustments, for each year thereafter as long as the Debentures are outstanding until the Debentures are due. The issuance was exempt from registration by virtue of Section 4(2) under the Securities Act of 1933, as amended (the "Act").

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 19, 1998. The purpose of the meeting was to vote for the election of directors ("Proposal 1"), to amend the Company's Certificate of Incorporation to change the name of the Company to Diplomat Direct Marketing Corporation ("Proposal 2") to amend the Company's Certificate of Incorporation to increase the authorized number of directors to seven ("Proposal 3"), to approve the Company's 1998 Stock Option Plan ("Proposal 4") and to ratify the appointment of Feldman, Sherb, Ehrlich & Company as the Company's independent certified public accountants ("Proposal 5").

         Proposal 1 - The following persons were elected to serve as directors of the corporation for the ensuing year: Jonathan Rosenberg, Robert M. Rubin, Stuart Leiderman, Warren H. Golden, Wesley C. Fredericks, Jr., Howard B. Katz and David Abel. There were 11,211,762 votes cast in favor, 22,400 votes against and 13,640 votes withheld for each of the above named directors.

         Proposal 2 - The proposal to amend the Company's Certificate of Incorporation to change the Company's name to Diplomat Direct Marketing Corporation was approved. There were 11,197,892 votes cast in favor, 24,270 votes against and 25,640 votes withheld for the proposal.

         Proposal 3 - The proposal to amend the Company's Certificate of Incorporation to increase the number of authorize directors to seven was approved. There were 11,178,262 votes cast in favor, 61,300 votes against and 8,240 votes withheld for the proposal.

         Proposal 4 - The proposal to approve the Company's 1998 Stock Option Plan was approved. There were 11,137,172 votes cast in favor, 82,390 votes against and 28,240 votes withheld for the proposal.

         Proposal 5 - The proposal to ratify Feldman Sherb Ehrlich & Co., P.C. as the Company's independent certified public accountants for the ensuing year was approved. There were 11,225,212 votes cast in favor, 14,950 votes against and 7,640 votes withheld for the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         21.1     List of Subsidiaries

         27.1     Financial Data Schedule

         99.1 Form of Debenture Purchase Agreement between Sirrom Capital Corporation and Diplomat Direct Marketing Corporation, et al

         99.2     Form of 12% Subordinated Debenture

         99.3     Form of Initial Stock Purchase Warrant

         99.4     Form of Additional Stock Purchase Warrant

         99.5     Form of Contingent Stock Purchase Warrant

         99.6     Form of Security Agreement

(b)      Reports on Form 8-K

         On May 11, 1998, the Company filed a report dated April 24, 1998 on Form 8-K, Item 2, covering the sale of substantially all of the assets of its wholly-owned subsidiary, Biobottoms, Inc.

         On June 15, 1998, the Company filed a report dated June 9, 1998 on Form 8-K Item 5, covering the amendment to the Company's Certificate of Incorporation, as amended, to provide for the change in the Company's name to Diplomat Direct Marketing Corporation and to increase the authorized number of directors from six to seven.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIPLOMAT DIRECT MARKETING
                                             CORPORATION

August 15, 1998                             By:/s/ Jonathan Rosenberg
                                               ----------------------
                                               Jonathan Rosenberg
                                               Chief Executive Officer

August 15, 1998                             By:/s/ Irwin Oringer
                                               ----------------------
                                               Irwin Oringer
                                               Principal Accounting Officer and
                                               Controller

                                  EXHIBIT INDEX

         21.1     List of Subsidiaries

         27.1     Financial Data Schedule

         99.1 Form of Debenture Purchase Agreement between Sirrom Capital Corporation and Diplomat Direct Marketing Corporation, et al

         99.2     Form of Debenture

         99.3     Form of Initial Stock Purchase Warrant

         99.4     Form of Additional Stock Purchase Warrant

         99.5     Form of Contingent Stock Purchase Warrant

         99.6     Form of Security Agreement