Form 10-K
period 1998-09-30
DIPLOMAT DIRECT MARKETING CORP
filed 1999-03-03
CIK 910319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-22432

                      DIPLOMAT DIRECT MARKETING CORPORATION
             (Exact name of registrant as specified in its charter)
                         (Formerly Diplomat Corporation)

Delaware                                                              13-3727399
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

25 Kay Fries Drive
Stony Point, New York                                                      10980
---------------------                                                 ----------
(Address of principal executive offices)                              (Zip Code)

       (914) 786-5552 (Registrant's telephone number, including area code)
       --------------

      Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------
None                                                                        None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         Transitional Small Business Disclosure Format    Yes  |_|  No |X|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value, based on the closing bid price of the registrant's common stock on February 26, 1999 of 1 13/16 of the voting stock held by non-affiliates of the issuer as of February 26, 1999 of 7,450,405 shares was $13,503,859.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, on February 26, 1999 was 12,162,372 shares.

         Documents incorporated by reference: None

                      DIPLOMAT DIRECT MARKETING CORPORATION
                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1.                                                                 Business
Item 2.                                                               Properties
Item 3.                                                        Legal Proceedings
Item 4.                        Submission of Matters to Vote of Security Holders

                                     PART II

Item 5.                 Market for Common Equity and Related Stockholder Matters
Item 6.                                                  Selected Financial Data
Item 7.              Management's Discussion and Analysis of Financial Condition
                                                       and Results of Operations
Item 7A.              Quantitative and Qualitative Disclosures About Market Risk
Item 8.                                                     Financial Statements
Item 9.          Changes in and Disagreements with Accountants on Accounting and
                                                            Financial Disclosure

                                    PART III

Item 10.                                        Directors and Executive Officers
Item 11.                                                  Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners and Management
Item 13.                          Certain Relationships and Related Transactions

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, Diplomat Direct Marketing Corporation disclaims any obligations to update any forward-looking statements to reflect events of circumstances after the date hereof.

                                INTRODUCTORY NOTE

         The term "Company" used herein refers to Diplomat Direct Marketing Corporation and its subsidiaries, Lew Magram Ltd. ("Lew Magram"), Brownstone Holdings, Inc. ("Brownstone"), Ecology Kids, Inc. ("Ecology Kids") and Diplomat Holdings, Inc.

                                     PART I

ITEM 1.  BUSINESS

Industry Overview

         A strong and growing market exists in the consumer catalog industry. According to Gruppo, Levey Incorporated ("GLI"), a leading investment banking firm in the direct marketing industry, 13.9 billion catalogs were mailed and consumer catalog market sales reached $48.3 billion in 1997. Also, in 1997, consumer apparel catalog market sales were $12.5 billion with women's apparel holding the largest share of $8.4 billion.

         The Company believes that retail catalog sales of women's apparel will continue to increase as a result of the increase in the Company's target market and the busy lifestyles of today's women demand the convenience and time savings afforded by catalog and e-commerce shopping. The U.S. Census Bureau is projecting the 35 to 64 year old female population to grow 20.8% from 1995 to 2005. This group of people, better known as baby-boomers, are entering in great numbers an attractive age for catalog distributors. The Census Bureau also reports that, in 1947, only 17 million American women were in the work force. Now, there are in excess of 50 million women in the work force with approximately 54% of all U.S. women presently working in administration, clerical or professional positions.

         The Company also believes that there are strategic opportunities for growth in the direct marketing and e-commerce industry. Although the women's retail catalog apparel market is highly concentrated, direct marketing in complementary markets is highly fragmented. According to GLI, there are approximately 12,000 catalog companies of which two-thirds are in the consumer market. By combining its infrastructure and direct marketing expertise in this environment, the Company believes that it can significantly expand its operations and develop new business.

Business Strategy

         The Company believes that the strong customer acceptance of its high-quality, value-oriented merchandise combined with management's direct marketing expertise provides the Company with a solid foundation for future growth. The Company intends to capitalize on its competitive strengths to increase sales to both existing and new customers, continue to improve in operating efficiencies and increase leveraging of operating expenses.

         The key elements of the Company's operating strategy are as follows:

         Improve Timing of Merchandise Delivery to Meet Growing Demand and Increase Customer Response

         The Company is currently experiencing significant delays in fulfilling merchandise orders. This is a result of the Company's difficulty in obtaining timely shipment of inventory from its vendors to meet the strong customer demand. Some of the Company's vendors and their lending institutions have been reluctant to extend credit to the Company in such amounts and upon such terms as to support timely delivery of inventory as needed to meet orders. This reluctance is principally a result of the Company's insufficient working capital to satisfy vendors extending additional credit. The Company's inability to timely deliver merchandise has resulted in increased order cancellations. The Company has received a non-binding proposal from a lending institution which, if closed, will improve its working capital position, thereby strengthening its ability to obtain improved credit availability on more favorable terms, timely deliver merchandise to its customers, reduce order cancellations, and improve initial customer response.

         Expand Growth in Operating Facilities and Infrastructure to Meet Growing Demand

         The Company continually evaluates its operations to determine ways in which it can better serve its customer by, among other things, reducing the time it takes to place and deliver orders. The Company has made significant investments in its operations infrastructure to meet its anticipated order processing and fulfillment needs, including implementing a state of the art information mail order system and call center operation. Where other direct marketers have taken the strategy of investing in excess infrastructure capacity to meet potential demand for their products, the Company's strategy is focused on measured growth of its infrastructure to meet the current demand for its merchandise. Under this strategy, the Company has minimized its overhead costs and allowed management to focus the Company's growth on quality lines of business rather than to compel unwarranted acquisitions to absorb high overhead costs. The Company, which currently operates from three facilities in the New York City area, intends to restructure its facilities within the next twelve months to more efficiently handle its operations.

         Increase Revenue of Core Catalog Business

         The Company believes that opportunities exist to further penetrate its target market by increasing the distribution of its catalogs and offering deferred payment programs to prospective buyers. The Company plans to increase the number of pages, where appropriate, to add products offered in its core apparel business and to offer additional complementary products. In addition, the Company intends to expand its private label credit card and deferred payment programs. The Company's experience with these programs indicates an increase in sales per book greater than 25% among customers offered the opportunity to defer payments on merchandise for up to ninety days, or to those who purchase merchandise on the Company' private label credit card.

         Expand and Leverage Proprietary Customer Database

         The Company is continually expanding its proprietary customer database through a variety of techniques, including referrals, returns of catalog request cards, repeat customers from rented mailing lists and targeted classified advertising. The Company believes that, through statistical modeling and market segmentation techniques, it can generate significant growth by cross-marketing between its current brands and cross-marketing with brands of future product acquisitions and strategic alliance partners. The Company's telemarketing capabilities are also utilized to generate revenues by promoting other retailers' products and services through the Company's call center facilities.

         Continue to Refine Catalog Mailing Segmentation Techniques

         The Company has developed and refined its data collection and statistical analyses to better target its catalog mailings and more profitably capitalize on its current proprietary database. The Company continually evaluates its catalog presentation in order to provide the best formats for its target customers. By refining its catalog market segmentation techniques, the Company anticipates that it will be able to increase its response rate and the dollar amount of purchases for each catalog mailed.

         The key elements of the Company's growth strategy are as follows:

         Expand through Strategic Acquisitions

         The Company believes significant consolidation opportunities exist in the direct marketing industry focused primarily on catalog brands that complement the Company's Lew Magram and Brownstone markets, such as catalog offerings of women's fashion accessories, cosmetics, and fragrances. The Company also believes that opportunities exist to acquire other women's apparel catalog brands on potentially favorable terms. The Company seeks catalog brands that have been unable to realize their growth and profitability potential due to capital constraints and infrastructure limitations.

         Expand through Strategic Alliances

         The Company plans to pursue strategic alliances with catalog retailers, other retailers, and e-commerce partners of brands complementary to the Company's brands. Such alliances may include combining distribution of the Company's catalogs with other direct marketers catalogs and utilizing the Company's call center to process orders for complementary product retailers. The Company believes that there are significant opportunities in offering direct marketing access to complementary product retailers who have not historically offered products through direct marketing or have not achieved appreciable success at direct marketing as well as complementary online retailers who do not have order processing and fulfillment capabilities. For example, the Company presently provides its telemarketing experience and call center operations to other non-apparel retailers without telemarketing capability for a service fee per telephone call.

         Expand the Company's Customer Base

         The women's retail catalog apparel market generated approximately $8.4 billion in sales in 1997. The Company believes that approximately one-third of the adult female population of the United States or 33 million women meet the Company's target customer profile. As a result, the Company believes there is opportunity to grow its customer base and thereby increase sales. The Company intends to achieve such growth by continuing to enhance its proprietary customer database and the implementation of advertising campaigns specifically designed to add new customers. The Company also believes that a significant opportunity exists to further increase sales to its core customer base as well as to attract new customers by expanding additional product offerings in its existing catalogs.

         Utilize Experienced Marketing and Merchandising Talent to Expand Opportunities

         The Company has attracted highly qualified marketing and merchandising professionals with many years of experience in the women's apparel direct marketing industry. The Company views this talent as one of its most important assets in identifying the Company's competitive advantages and growth opportunities and developing and implementing the Company's business strategies.

         Expand in E-Commerce Media

         The Company is expanding its e-commerce presence by pursuing strategic alliances with online hosts and vendors to incorporate the Company's catalog products on their websites and leverage the operating infrastructure of the Company. To that end, the Company has recently signed a letter of intent with Enterprise Productivity Systems ("EPS"), a California based company, who, with the Company's expertise, will develop a product called Commerce Direct, utilizing CD-Rom technology to release the Company's e-commerce catalog collection in the Spring of 1999. Sales through television set top smart boxes are the eventual goal of this program and such boxes are expected to be widely available by 2001. At the same time, the Company has web sites active for its Lew

Magram and Brownstone catalogs requests, and will soon sell merchandise from both catalogs on the Company's website. The latest step in the Company's e-commerce effort is its recent agreement to represent its catalogs on one of the largest catalog shopping destinations called Catalog City, which went online on February 1, 1999. Catalog City is affiliated with shopping.yahoo.com.

Company's Brands

         The Company currently offers its products through its three operating subsidiaries--direct mail catalog retail sales of apparel under the Brownstone brand for the mature woman and under the Lew Magram brand for the middle age - "baby boomer" -- woman, and sales of apparel and accessories for infants to mass merchandisers under the Ecology Kids tradename. For financial information on the operations of the Company's lines of businesses, see the Company's consolidated financial statements commencing on page F-1 and the notes thereto.

         Brownstone

         Brownstone's catalogs--"Jean Grayson's Brownstone Studio" and "Studio Collection"-- have been selling women's apparel since 1974. These catalogs were acquired out of bankruptcy by a subsidiary of the Company from Jean Grayson's Brownstone Studio, Inc. in October 1997. Kenneth Grossman, the divisional president of the Company's subsidiary, Brownstone Holdings, Inc., was formally president of Jean Grayson's Brownstone Studio, Inc.

         Through its two catalog titles, Brownstone has become one of the largest direct catalog marketers for mature women's apparel. Brownstone attributes its market position principally to superior merchandising to its target customers and by differentiating itself from its competitors through enhanced quality and customer service. Brownstone focuses on high quality presentation in its catalogs, frequently utilizing location shots to display its merchandise to set the appropriate mood and tone for its catalogs. Brownstone also focuses on providing a large selection of merchandise and unique fashion products to its customers.

         Brownstone has chosen to focus on a relatively narrow segment of the consumer catalog market -- upscale older women's fashion--which has allowed Brownstone to develop a strong image and identity with its customers. According to American Demographics magazine, there were over 70 million Americans age 50 and over at the end of 1997, representing almost a quarter of the total U.S. population. Approximately 17 million or 28%, of these people were women between the ages of 50 and 64. Also according to American Demographics, the portion of the US population ages 50 and over is forecast to increase by 59% to 97 million in the year 2010, indicating a compound annual growth rate of 2.6%. Assuming the current percentages for gender above age 50 remain constant, the number of women in that age group should increase to 52 million from 33 million.

         Brownstone seeks to increase its market share in this growing segment of this consumer market. The typical Brownstone customer is the affluent older woman. On Brownstone's house list, 55% are women 65 and older, 79% are women 55 and older, and 91% are women 45 and older. On Brownstone's customer list, 49% have annual household income of $50,000 or more, and 86% own their own home.

         The Brownstone proprietary customer database contains approximately 1.6 million names, of which 1.1 million are customers, 150,000 are gift recipients and 350,000 are catalog inquirers. For the Fall 1997 season, Jean Grayson's Brownstone Studio, Inc. was not operational and, as a result, incurred damage to its customer base. Brownstone has begun to rejuvenate the "Jean Grayson's Brownstone Studio" and "Studio Collection" names by resuming publication of fashionable catalogs, producing and shipping orders in a more timely manner, offering gift certificates to potential customers to compensate for amounts owing to customers of Jean Grayson's Brownstone Studio, Inc., and, offering customers the benefit of a private label credit card similar to the credit card instituted by Lew Magram in 1993.

         Brownstone mailed a total of approximately 22 million catalogs in ten different issues through fiscal year 1998, with an average order value of approximately $140, and plans to mail a similar number in 1999. By strengthening customer relations with Brownstone customers, the Company believes that it can improve initial customer response and increase average orders for the Brownstone catalogs.

         Lew Magram

         Lew Magram, which has been engaged in the sale of women's apparel since 1984 as the successor to a men's apparel business founded in 1948, is a leading catalog marketer of fashionable middle aged women's apparel. The Company effectively acquired Lew Magram in July 1997.

         The Lew Magram trademarked tagline "the Latest Fashions . . . the Greatest Values," means unique, modern, affordable women's apparel to hundreds of thousands of women across the nation. Lew Magram focuses on selecting and developing clothing and accessories, which enable it to meet or surpass its customers' expectations while allowing pricing that maintains its high gross margins.

         The Lew Magram target customer is among the most desirable demographic groups in the marketplace today. She is a "baby boomer" concentrated in the 35- to 55-year age range, who works outside the home on either a full- or part-time basis. Geographically distributed close to that of the general U.S. population, the Lew Magram customer has the strongest concentration in urban and suburban settings. She is well educated with a household income of approximately $60,000 per year.

         The Lew Magram customer is both fashion aware and value oriented. She appreciates high-quality fabrics such as wool, silk and leather, and looks to the Lew Magram brand to provide new and exclusive looks at prices that represent real value. A particular niche for the Lew Magram catalog is the career suit and dress business which includes the newest styles, colors and fabrics from the designer market at prices geared toward the target customer. As this customer has a busy social, as well as professional, life she also relies on Lew Magram to provide her with her "day to dinner" and special occasion dressing needs. In addition, Lew Magram is renowned in the catalog industry for having the premier selection of leather and suede sportswear and outerwear in the direct mail business today at the most competitive prices. Lew Magram enjoys unusually high average order due to its customer's propensity to buy a complete Lew Magram wardrobe from "head-to-toe" which often includes coordinating boots or shoes.

         In addition, the recent expansion of women's size offerings has met with a resounding response from the customers. With only 10% of the styles currently offered in the women's size range and none yet offered in petite, this represents an outstanding growth opportunity.

         Lew Magram's products are marketed to a diverse audience, from the value-oriented middle-income customer to the fashion-conscious executive who spends hundreds of dollars per purchase. The average order from the catalog for fiscal years 1997 and 1998 was $158 and $160, respectively. The buyer file includes more than 500,000 customers who have made at least two purchases from Lew Magram. In addition to accepting all major credit cards, Lew Magram also sells its merchandise through a private label credit card which was launched in 1993. Approximately 110,000 people have the Lew Magram credit card which accounts for approximately 25% of

Lew Magram's sales.

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

          Lew Magram has customers in all fifty states and in many foreign countries. For each of the past two years, Lew Magram mailed approximately 30 million catalogs in ten different issues. The Company plans again to issue approximately 30 million Lew Magram catalogs over the next year and to achieve substantial response and increased average orders.

         Ecology Kids

         Ecology Kids, the Company's original business, sells infants apparel and accessories. Ecology Kids designs, develops, markets and distributes infants products, such as diapers, nursery accessories, bedding and travel products.

         Ecology Kids products are sold directly to general mass merchandisers, toy retailers, selected chain stores and independent retail stores. It creates customized merchandising programs for its customers consisting of point-of-purchase displays, which include broad selections of branded products in a variety of products category. In this regard, Ecology Kids develops uniform packaging with branded product identification designed to promote a theme of one-stop shopping for all infant needs. The Company has found this approach to be particularly appealing to the buyers and mass merchandise and chain stores channels of distribution, who would otherwise need to work with multiple suppliers.

         Ecology Kids believes that customer service is an important component of its marketing strategy and tends to be a significant factor in gaining access to large chain store accounts. Ecology Kids offers its customers high quality, value oriented products. Its customer service strategy is designed to assist customers through the development of improved packaging, product mix, display, and pricing strategies and effective promotional programs.

         Ecology Kids markets its products directly through its internal sales force and, to a lesser extent, through independent sales organizations, which are given principal responsibility for maintaining accounts in specific geographic regions. Ecology Kids sell its products to approximately 500 retail accounts consisting primarily of mass merchandisers and toy retailers, and, to a lesser extent, drug store chains, catalog showrooms, mail order operations and food store chains. In addition to Toys "R" Us and Wal-Mart, Ecology Kids' customers include Burlington Coat Factory, Kids "R" Us, Winn-Dixie Supermarkets, American Drug Stores, Eckerd Drugs, Walgreen Drug, Target Stores and Publix Supermarkets. Due to a change in retail marketplace, Ecology Kids has experienced a reduction in the number of retail accounts from prior periods, with an increased emphasis on mass merchandisers and chain stores.

         The Company has recently entered into an agreement with Warner Bros. to market and distribute a line of products with the Warner Bros. Baby Looney Toons characters. The Company is currently developing wholesale direct marketing of Ecology Kids products through catalog offerings, utilizing the Company's direct marketing expertise.

Marketing

         The Company's marketing strategy combines its extensive proprietary customer database with its experienced and talented marketing team to identify growth opportunities and implement the Company's business strategies.

         Proprietary Customer Database

         The Company has developed its proprietary customer database over many years through a variety of techniques, including referrals, gift certificates, catalog requesters, customers from other mailing lists who have made a purchase and targeted classified advertising. The Company's proprietary customer database generates a greater response rate than purchased or rented mailing lists. The Company's proprietary customer database currently includes approximately four million names, which includes approximately 2.8 million customers who have made at least one purchase from the Company.

         The Company uses traditional mail order techniques to grow its catalog businesses by mailing its catalogs to a combination of names on its customer file and prospect lists. The proprietary customer database comprises over 2.8 million buyers and more than 1.2 million catalog requesters and gift recipients.

         The Company employs industry standard RFM segmentation techniques for mailing its catalogs to names on its proprietary customer database. Typical mailing criteria include recency of purchase, frequency of purchase and monetary value of the customer's purchase ("RFM"). Lists with high recency and dollar characteristics are ordered and assembled in a computerized merge-purge process in order to identify duplicates and multi-buyers. The output information allows the assignment of the segmented names to the appropriate number of mailings as well as the appropriate promotions and page counts.

         The Company uses MBS/Multimode in Central Islip, New York and First Data Solutions in Naperville, Illinois for its merge and file services and maintaining the Company's customer list rental files.

         The Company's best prospects are sourced from other mail order companies in the women's apparel market. Recent successes with cooperative databases offer additional sources of volumes of economical names. Typically one-half of the Company's catalog mailings are to prospect names.

         As is common throughout the direct mail industry, the Company routinely exchanges names with its competitors and rents its list to its competitors and other businesses. Approximately two-thirds of the catalogs mailed to prospects in 1998 were obtained on an exchange basis, thereby requiring no cash outlay by the Company. Those same exchange relationships along with the ability to offer two of the most responsive lists in the marketplace, has over time built a list business that typically has turned over 30 million names annually. Income from list rentals net of services and brokerage costs has been over $1 million in each of the last three years in the combined Lew Magram and Brownstone businesses.

         The Company is an acknowledged leader in the industry with regard to efficiency of catalog configuration. Most catalogs mail a single edition of their book per mailing, along with perhaps a few different covers or a signature change for a remail. The Company utilizes selective binding in order to mail multiple versions. In the Company's Lew Magram catalog, a typical book would comprise one large assemblage of pages in common to the entire mailing, plus an additional supplemental set of pages to a narrower audience, plus one or two other supplements to yet a narrower audience, plus perhaps a clearance supplement. Any of these parts might appear in any drop of a book, depending on a number of variables, all selectively bound and mailed as parts of a greater whole. Brownstone uses this technique but to a lesser degree.

                                                                                                   Brownstone
                                                               Lew Magram                        Catalog Demand
                                                         Catalog Demand Summary                      Summary
                                                --------------------------------------------- ---------------------
                                                Fiscal 1996     Fiscal 1997      Fiscal 1998            Fiscal 1998
                                                -----------     -----------      -----------            -----------
Circulation (000s)                                   30,899          30,426           27,490                 22,111

Average Pages per Book                                 75.3            71.7             68.5                   74.0

Gross Demand(1) (000s)                              $89,621         $83,658          $74,641                $61,758

Dollars per Book                                      $2.90           $2.75            $2.72                  $2.79

Dollars per Book per Page                           $0.0385         $0.0384          $0.0396                $0.0377



------------
(1)      Gross demands are before cancellations or returns.

         The tables below show recent buyer file counts for the preceding 24 months in the aggregate and the distribution by size of customers' purchases during such customers' lifetimes.

                                   Lew Magram

Customer Distribution by Lifetime Purchases

         Last Purchase Date            Total            $0-$99         $100-$499            $500+
         ------------------            -----            ------         ---------        ---------
         0-6 Months                  179,659            19,630            82,286           77,743
         7-12 Months                 126,280            18,005            61,053           47,222
                                     -------            ------          --------        ---------
         0-12 Months                 305,939            37,635           143,339          124,965
         13-24 Months                217,918            42,203           110,420           65,295
                                     -------            ------           -------        ---------
         0-24 Months                 523,857            79,838           253,759          190,260
                                     =======            ======           =======        =========

                                   Brownstone

Customer Distribution by Lifetime Purchasers

         Last Purchase Date            Total            $0-$99         $100-$499            $500+
         ------------------            -----            ------         ---------        ---------
         0-6 Months                  160,304            12,640            52,893           94,771
         7-12 Months                 105,203             9,362            37,254           58,587
                                     -------            ------          --------        ---------
         0-12 Months                 265,507            22,002            90,147          153,358
         13-24 Months                127,716            10,865            46,039           70,812
                                     -------            ------          --------        ---------
         0-24 Months                 393,223            32,867           136,186          224,170
                                     =======           =======           =======        =========


         For example, Lew Magram has had approximately 306,000 buyers in the last twelve months, approximately 125,000 of which who have purchased more than $500 in Lew Magram merchandise in their lifetime.

         Marketing Team

         The Company's marketing team is managed by Jonathan Rosenberg, the Company's President and

Chief Executive Officer, Warren H. Golden, the Company's Executive Vice President and Chief Operating Officer, Stephanie Sobel, the Company's Senior Vice President of Merchandising, and Robert Kramer, the Company's Vice
President of Marketing, and is supplemented by the expertise of the mail order divisional presidents Erv Magram and Kenneth Grossman. With a combined 90 years of direct marketing experience, this marketing team is one of the Company's most important assets. The marketing team is supported by a four person marketing department and two service bureaus which implement the Company's marketing segmentation techniques.

         The Company's marketing team has instituted numerous special promotions to increase revenues. For example, the Company has instituted its private label credit card which provides customers with deferred billing, accelerated shipping and toll free customer service. The private label credit card generates 25% to 30% more revenues in dollars per book than from customers with other methods of payment. Credit card billing inserts with special promotions also generated significant customer response.

         "Bounceback catalogs" or catalogs delivered with a customer's merchandise delivery, accompanied by short-term discount offers, generate significant revenues. The Company has experienced customer response double to that of catalogs delivered separately. The Company also delivers other materials with customers merchandise packages, such as clearance merchandise offer inserts and other retailers' offerings.

         The Company has recently introduced a point system, similar to the airline industry's frequent flyer miles, which allows customers to earn gift certificates for purchases on the Company's proprietary credit card.

         The Company's marketing team is also devoting time and attention to the use of data base marketing to launch its new e-commerce business.

Merchandising

         Merchandise Selection Process

         The merchandise selection process of Lew Magram and Brownstone is an on-going process with the goal of providing a consistent flow of selections that fit the lifestyle needs of the customer. For each season's catalog, the Company's merchandisers consider the following factors.

         . A thorough review of same season performance for the prior year, which analysis includes the overall success of a given category, the performance of new versus relist items, space productivity, price point and best and worst selling items.

         . A review of current sales trends on all the above criteria plus an overview from the marketing department on current customer database productivity, customer profile trends, circulation and mail date plans.

         . A trend and fashion direction presentation highlighting the most important and customer-appropriate styles, colors and fabrics for the upcoming season.

         From this analysis emerges an outline for the new season's merchandising needs. Armed with the tools of historical and current sales performance data and fashion direction, the merchants set out to develop an exclusive line of styles that reflect the customer's taste at prices she can afford. To accomplish this task, each merchant is an experienced, seasoned professional who combines creativity with business acumen and an outstanding reputation in the manufacturing community.

         Approximately one-half of Lew Magram's and Brownstone's merchandise are private label products designed by the Company's merchandising staff and are sold under the Lew Magram and Brownstone labels. The other half are branded products from such well-known design houses such as Kenneth Cole, Guess, Mary McFadden, Oleg Cassini and ABS.

         Both Lew Magram and Brownstone merchants are "specialists" in their fashion category. They must be aware of all market trends, stay abreast of current market research, work with the manufacturer's representatives, research the fabric market, shop competitive retail stores and catalogs for ideas and items and regularly consult the fashion publications as well as trend and color services. The merchant regularly shops the major manufacturers and fashion shows as well as the premiere stores in cities with a strong fashion culture-primarily Los Angeles and New York. The specialist in each category works with the various members of the management team to assemble ideas on new looks for the upcoming season. They extensively review and interpret all fashion publications for products which could be developed, attend fabric shows and track color trends for each season, and develop new product style ideas by cloning past winners, expanding or improving them with a modified style or a new color choice. In addition, the merchant ascertains the long-term availability of each prospective item, as each item must have the potential to be offered on an ongoing basis.

         Lew Magram works with over 250 vendors, with no one supplier representing more than 8% of Lew Magram's sales volume. Brownstone works with over 150 vendors but is using six key vendors to produce approximately 70% of Brownstone's private label apparel. As the Lew Magram and Brownstone catalogs increase the amount and type of merchandise offered in their catalogs, the Company anticipates that it will increase the number of vendors it uses as well as reduce reliance on any particular vendor.

         In the pursuit of new products and fashion ideas, the Company's merchants will actively consider 1,500 to 2,000 new products/concepts in a given season. They will typically bring in-house more than 500 samples before selecting new merchandise for the catalog. The samples are reviewed where each item is presented on a live model and evaluated on the basis of style, fit quality, lifestyle, fashion relevance, value and price. The most promising items are marked for the maximum circulation while categories and items considered to be more questionable are prepared for a low circulation testing supplement.

         Creative Processes

         The Company's in-house creative team designs the catalogs and controls all aspects of the preparation of the catalogs. This in-house capability allows the Company the flexibility to direct the production schedule and reduce production lead time and costs.

         Once the new merchandise is decided upon for the upcoming catalog, the photo shoot begins. As the first photography is accumulated, it is sent to the color separator who creates high and low resolution scans. Low resolution scans are sent via ISDN (modem) line to the artist for use in layout creation.

         Once the photo shoot is complete, final layouts are created by a partnership of the Company's creative and merchandising staff. Along with deciding which items should be marketed together, the focus of each catalog is discussed and pagination is designated to be as user-friendly as possible. Every page is looked at from the customer's point of view. This pagination is then given to the artist who begins the final creative process.

         While the artist is creating the layouts, photo corrections are being worked on by the separator. The Company takes pride in utilizing the latest computer technology to modify features of products offered such as changing a dress color, narrowing a waist, changing the model's shoes or sleeve length.
By utilizing ISDN high-speed transmission, changes are immediately accessible to all parties allowing for last minute adjustments. Once finalized, the print file is transmitted by the color separator to the printer with state of the art technology. Utilization of all of the latest technology allows the Company to put a catalog together from the finish of photography to the printing of the book in about two weeks. This same technology makes high resolution data files available for the Company's e-commerce efforts.

         Quality Control

         Every item selected undergoes a vigorous quality control review that addresses the fit, styling, quality, and construction elements that the customer has come to expect. The experienced technical design team works with the merchant to fit each garment on a live model in advance of production. "Spec" sheets are prepared to ensure best fit in all sizes and counter samples are provided by the manufacture when necessary. A top-of-production garment is inspected in each case in order to identify any problems in advance of shipment. Manufacturers can then correct any problem at their facility. Finally, upon receipt of the goods, they are once again inspected and fit before they are shipped to the customer.

Operations

         The primary components of the Company's Lew Magram and Brownstone integrated operations are its telemarketing and call center services, merchandise returns, distribution and fulfillment, inventory management, and management information systems.

         Telemarketing and Call Center Services

         Orders are received at the Company's call center by phone, fax and mail, of which approximately 87% of all orders are by phone. The Company provides its customers with 24-hour, seven-days-a-week, toll-free telephone access for placing orders through voice activation or key pad depression. Customer service representatives process orders directly into the Company's management information system, which provides customer information and order history, product specifications, available substitutes and accessories, expected ship date and order number. The customer service representatives are provided with a sales script and are versed in product sizes, colors and features. To capitalize on each customer contact, the Company provides telemarketing services to other retailers and is compensated with a fee for each such customer contact. This service is in its infancy but the Company believes that it will be a significant generator of net income.

         The Company believes that its customers are particularly sensitive to the way merchants and sales people communicate with them. The Company strives to hire energetic, service-oriented customer service representatives who can understand and relate to customers. Customer service representatives begin with order training and, upon passing a qualifying examination, are placed with a more experienced person, or mentor. After several weeks in order taking, the customer service representative goes back to the classroom to learn more difficult elements of customer service. The Company's telephone system routes telephone calls accordingly. After training, customer service representatives are monitored to review performance and are retrained periodically.

         The Company's call center operates on a sophisticated telephone system which, utilizing special telephone management features, handles over 130 incoming and outgoing telephone lines. Approximately 5,000 calls are received per day in the Company's Teaneck, New Jersey facility. The Company currently has approximately 80 in-house phone stations which operate from 8:00 a.m. to 10:30 p.m., Eastern Time, on weekdays with abbreviated schedules on weekends and holidays. The call center is supported by two outside service bureaus which handle overflow orders and orders placed during the hours when the Company's in-house call center is closed. The Company's system processes orders in approximately two to four minutes, depending upon the nature of the order and whether the customer is a first-time or repeat customer. The Company has recently renegotiated the toll-free telephone rates reducing these costs by approximately 30%. The Company's telephone system automatically routes orders to the overflow centers after twenty seconds if no in-house customer service representative is available thereby practically eliminates the risk of lost order calls.

         The telephone system Voice Recognition Unit ("VRU") allows customers to access status of order or item availability without interference of an operator. The VRU option permits a customer to reach an operator at any time for assistance.

         The Company's order taking system will directly interface with its e-commerce order entry for a seamless transmission of data.

         Merchandise Returns

         The Company has a liberal return policy allowing customers the ability to return regular-priced merchandise for a full refund within 60 days of receiving the merchandise. Customers may return sale-priced items for merchandise credits good for one year redeemable for the Company's merchandise only. Most returns are returned to inventory for future sale usually requiring minimal refurbishing. Less than five percent of merchandise returned is unsaleable and not returnable to vendors.

         Distribution and Fulfillment

         The Company's distribution center in Teaneck, New Jersey is efficiently integrated with the Company's order entry system to enable the Company to send out orders in a timely manner. Once a customer's telephone order is completed, the Company's management information system forwards the order to the Company's distribution center order processing where all necessary distribution and shipping documents are printed to facilitate processing. Orders are prepared, packaged and shipped throughout the day until the distribution center is closed. Shipped orders are bar-coded and scanned and the merchandise ship date and weight are entered automatically into the customer order history file and to create United Parcel Service ("UPS") and United States Postal Service ("USPS") billing information. The Company's system also employs "least cost routing" which automatically determines the most cost effective means of shipping merchandise. The Company takes great pride in its packaging. Each shipment is packed in a corrugated box with customized tissue paper and sealed with an embossed foil seal with the Lew Magram or Brownstone logo. Each shipment also contains a current catalog, a thank-you note which is a turnaround postcard inviting customer comments, and the pick ticket (packing slip). A bar-coded label containing the customer's name, address and shipping information is applied to the outside of the box. After being placed on a conveyor belt, each box is sealed and shipped.

         A majority of the Company's orders of in-stock merchandise are shipped within 48 hours. Customers generally receive their merchandise within three to five business days after shipping and credit card customers receive their merchandise within two days. Approximately one-half of the Company's products are shipped through

UPS and one-half through USPS. UPS and USPS provide trailers at the Company's Teaneck office to receive shipments, transport the trailers at the end of the day and replace them for the next day's shipments.

         Inventory Management

         The goal of the inventory department is to ensure that each item has sufficient quantity by size and color to fill the projected needs within the shortest possible lead time. The Company's management information system enables the Company to forecast four catalogs simultaneously within each catalog title and make constant adjustments to update selling curves and needs by item. When overstocks do occur, there is a four-step process for their liquidation:

    . Strong selling items can often be successfully re-introduced in the catalogs at a 10-20% discount. In these cases, the merchants are often able to negotiate significant cost reductions on reorders which enable the catalog to enjoy healthy sales while maintaining a strong gross margin, thus giving the item an all-new selling life.

    . Items that have reached the end of their selling-life cycle are eligible for sale inserts. At markdowns of 35-60%, most of those are sold through in their entirety at or above cost, where quantities in size and color permit.

    . Smaller quantities can be liquidated in a very low cost, high return manner through the on-going package insert program.

    . Items that are not in significant quantity to be placed in a catalog are sent to the Company's two outlet stores located in Teaneck and Secaucus, New Jersey, and are sold at a 30-70% discount. Remaining merchandise that is not sold in the stores are sold to a liquidator to recover approximately 15-20% of the cost.

         Largely due to this four-step process, the Company has enjoyed above-average gross margin performances which have not been seriously deteriorated by liquidation of merchandise below cost.

         Management Information Systems

         The mail order operations are supported by the CommercialWare Mozart software program -- a leading mail order technology -- for order-taking, shipping, credit card authorization, billing, inventory control and maintenance of online perpetual inventory. Lew Magram was one of six development partners with CommercialWare in the development of the Mozart software program. This software program operates on an IBM AS400. The system has recently been upgraded and is Year 2000 compliant, and the Company believes that the system will adequately provide for future growth and expansion. The Company's telephones, the Isotech System designed by Executone, which supports both mail orders and business lines in all locations is expandable to meet the Company's future needs. The Company's marketing, accounting systems and clerical services are handled through a Novell P.C. Network.

Governmental Regulation

         The Company's direct marketing business and the catalog industry in general are subject to regulation by a variety of state and federal laws relating to, among other things, advertising, imports and sales taxes. The U.S.

Federal Trade Commission ("FTC") regulates the Company's advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the Company's products. The Company also is subject to Department of Treasury customs regulations with respect to goods that it directly imports, including customs duties, quotas and other import restrictions.

         As a seller of infants products, the Company is subject to laws and regulations administered by various states and the FTC. As a seller of bedding products, the Company is also required to maintain licenses in the various states where it conducts business. These licenses subject the Company to compliance with a variety of laws and regulations regarding the labeling and cleanliness of its infants products. In addition, the Company has all of its bedding products produced to the upholstered product specifications required by the flammability laws of the State of California, which the Company believes to be the most stringent in the United States. The Company believes that it complies with applicable laws and applicable regulations in all material respects.

Product Liability

         The Company has an aggregate $5,000,000 of product liability insurance with an umbrella policy up to an aggregate of $20,000,000. The Company believes that it maintains adequate product liability insurance consistent with industry standards.

Intellectual Property

         The Company's success depends, in part, upon the continued development of strong brand identification for its catalogs and products. The Company has registered trademark protection for the names Ecology Kids, Lew Magram, Jean Grayson's Brownstone Studio, and Studio Collection among other trademarks as well as many supporting trade names. The Company has applied for trademark protection for its name, Diplomat Direct Marketing Corporation and its corporate logo. The Company may apply to register other trademarks as it deems appropriate.

Competition

         The markets in which the Company's Lew Magram and Brownstone subsidiaries participate are highly competitive and served by a number of catalog companies and retailers including traditional department stores, discount retailers, and specialty chains. The Company competes generally in the retail women's apparel market and, more specifically, the direct mail catalog market. Lew Magram directly competes with catalog retailers which target the middle age women's market, which include Spiegel, Victoria's Secret, Chadwick's of Boston and Clifford & Wills. Brownstone directly competes with catalog retailers which target the mature women's market, which include Talbot's, Nicole Somers, Damon's & Draper's, Papillon, as well as specialty store catalogs such as Nordstrom's, Saks and Nieman Marcus. Many of the Company's competitors have substantially greater resources than the Company and greater name recognition and market share than Lew Magram and Brownstone. The Company's competitive advantage is the combination of its experienced marketing team, talented merchandising and operational efficiencies. The Company believes that it can maintain and improve its competitive position in the market by utilizing its proprietary customer database, soliciting new customers, identifying distinct fashion trends and continuing to address the needs and fashion tastes of its customers.

         The infant products industries are highly competitive and Ecology Kids faces substantial competition in each of its product lines. Ecology Kids competes in a variety of segments within these product categories, including diapers. Ecology Kids competes by focusing on product quality, promotions, name recognition and service.

Employees

         As of December 31, 1998, the Company had approximately 407 full-time and 86 part-time employees. Of these employees, 11 were senior executives of the Company, 2 of which were employed by Ecology Kids, and 2 of which were employed by Lew Magram and Brownstone. Lew Magram, Brownstone and Ecology Kids had 52 employees related to marketing and merchandising (including store employees), 236 in its call center, 154 in operations and distribution, and 40 in other administrative positions. None of the Company's employees are represented by a labor union. The Company considers its relations with the employees to be good.

ITEM 2.  PROPERTIES

         The Company's executive offices and Lew Magram and Brownstone operations are located in 414 Alfred Avenue, Teaneck, New Jersey, where the Company leases approximately 73,000 square feet of warehouse and office space. Total fixed monthly charges are approximately $49,000 subject to annual escalation clauses. The lease expires in August 1999, subject to two five-year renewal options. The Company also leases approximately 11,000 square feet in the Garment District in New York City at $19,000 per month for its Lew Magram and Brownstone operations. The Company is currently seeking larger facilities to expand its warehousing needs.

         The Company owns its warehouse and distribution facilities for Ecology Kids located at 25 Kay Fries Drive, Stony Point, New York. The Company pays approximately $26,000 per month for both mortgage payments and real estate taxes on its Stony Point facilities.

         The Company also operates two retail stores, one located at its Teaneck facility and one located in Secaucus, New Jersey. The Secaucus store is approximately 4,300 square feet. Monthly rent and other fixed charges are approximately $5,000.

ITEM 3.  LEGAL PROCEEDINGS

         In September 1996, the Company was named as one of several defendants in an action brought by Richard Tracy and Anne Tracy in Rockland County Supreme Court. Mr. Tracy alleges that the defendants' negligent maintenance of a railroad crossing adjacent to the Company's property caused him to collide with a train. Mr. Tracy is seeking $10,000,000 in damages for his injuries, and Mrs. Tracy is seeking an additional $1,000,000 in damages for loss of Mr. Tracy's services. The Company's insurance carrier is currently defending this action.

         In March 1998, Paul Russo filed a complaint against the Company alleging that he is entitled to the Unit Purchase Option granted by the Company as part of the Company's initial public offering in November 1993. Mr. Russo demands unspecified compensatory and punitive damages.

         The Company believes that these claims are without merit and intends to defend vigorously against them. The ultimate outcome of either matter cannot presently be determined, and, accordingly, no provision for liability has been made in the accompanying financial statements.

         Other than the above claims, the Company has no notice of any pending material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not required.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

         The Company's Common Stock is traded on The Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "DIPL." The following table sets forth, for the two most recent fiscal years, the high and low bid prices per share of the Common Stock as reported by the Nasdaq SmallCap for each quarter. The prices represent inter-dealer quotations without adjustments for mark-ups, mark-downs or commission and may not represent actual transactions.

         Fiscal 1997                                   High             Low
         -----------                                   ----             ---
         First Quarter                                 2                  7/8
         Second Quarter                                2 3/8              7/8
         Third Quarter                                 3 1/2            1 5/8
         Fourth   Quarter                              3 5/8            2 5/8

         Fiscal 1998                                   High             Low
         -----------                                   ----             ---
         First Quarter                                 4 11/32          3 1/4
         Second Quarter                                4 3/16           2 11/16
         Third Quarter                                 3 3/4            2
         Fourth Quarter                                2 1/2            31/32


         As of February 26, 1999, there were approximately 142 holders of record of the Company's 12,162,372 outstanding shares of Common Stock. On February 26, 1999, the last sales price for the Common Stock as reported on the Nasdaq SmallCap was 1 13/16.

Dividend Policy

         Since June 1992, the Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company's existing loan agreements with its lenders generally restrict its ability to pay dividends or make other distributions on its Common Stock without the prior approval of the lender. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

                  The selected consolidated financial data of the Company presented below for the years ended September 30, 1998 and September 30, 1997, the nine months ended September 30, 1996, and the years ended December 31, 1995 and December 31, 1994 have been derived from the Company's consolidated financial statements. The selected financial data of Lew Magram Ltd. presented below for the six months ended June 30, 1997, the year ended January 4, 1997, the six months ended December 30, 1995, the year ended July 1, 1995 and the year ended July 1, 1994 have been derived from Lew Magram Ltd.s financial statements.

         For financial accounting reporting purposes, the Company effectively acquired Lew Magram Ltd. on July 1, 1997, and Lew Magram Ltd. is considered, for financial accounting reporting purposes, as the predecessor issuer. The information contained in the selected consolidated financial data is qualified by reference to, and should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report. Percentages are percent of Net Sales.

The Company's Income Statement Data (000's):

------------------------------- --------------------------------- ----------------------- ---------------------------------
                                Year ended September 30           Nine Months ended       Year ended December 31,
                                -----------------------           ------------------      -----------------------
                                                                  September 30
                                                                  ------------
------------------------------- ---------- ------ --------- ----- ------------ ---------- --------- ------ ---------- -----
                                  1998       %      1997     %       1996          %        1995      %      1994      %
                                  ----       -      ----     -       ----          -        ----      -      ----      -

Net Sales                          74,586    100    17,465   100        7,449        100    11,301    100     10,279   100

Gross Margin                       40,152     54     8,744    50           56          1     4,388     39      4,390    43

SG&A Exp. net of other
Income before Depr.,               35,660     48     6,537    37        5,311         71     4,409     39      4,129    40
Amort. and Interest

Earnings before Interest,
Taxes, Depreciation and
Amortization                        4,492      6     2,207    13       (5,255)       (70)      (21)   ---        240     3

(Loss) income from continuing
operations before income taxes      1,260      2     1,262     7       (6,057)       (81)     (721)    (6)      (439)   (4)

Net Income                         (1,426)    (2)      818     5       (7,225)       (97)     (721)    (6)      (439)   (4)

Basic and Diluted Net Income
(Loss) Per Common Share
from continuing operations            .08    ---       .19   ---        (1.34)       ---      (.16)   ---       (.11)  ---

Basic and Diluted
Net Income (Loss)
Per Common Share                     (.13)   ---       .14   ---        (1.59)       ---      (.16)   ---       (.11)  ---


The Company's Balance Sheet Data: (000's)

                                                             September 30,                         December 31,
                                                             -------------                         ------------
                                                  1998           1997           1996           1995            1994
                                                  ----           ----           ----           ----            ----

Total assets.........................           50,959         33,012          4,848          8,654           8,071


Total liabilities....................           34,423         18,945          6,144          5,128           4,452


Working capital......................           (4,460)        (3,374)        (3,145)         3,162           3,154

Long term debt.......................            6,384          1,155          1,047          2,061           1,993

Stockholders' equity.................           16,536         14,068          2,523          3,526           3,619



Lew Magram Ltd.'s Income Statement Data: (000's)

                            Six Months Ended          Year Ended          Six Months             Year Ended         Year Ended
                             June 30, 1997          January 4, 1997          Ended              July 1, 1995       July 1, 1994
                                             %                       %     December      %                     %                  %
                                                                           30, 1995
Net Sales                         19,642    100           51,927    100        23,145    100        57,616    100       49,680   100

Gross Margin                       7,682     39           26,815     52        11,940     52        28,883     50       26,501    53

SG&A Expenses
Net of Other Income               14,888     76           27,605     53        12,421     54        30,368     53       23,746    48

(Loss) Income before
income taxes                      (7,206)   (37)            (790)    (1)         (481)    (2)       (1,485)    (3)       2,755     5

Net (Loss) income                 (7,276)   (37)            (790)    (1)         (465)    (2)       (1,494)    (3)       2,636     5




-------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein. Except for historical information contained herein, certain statements herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins.

         The Company's core business has historically focused on the wholesale marketing and distribution of infants apparel and accessories. Through recent acquisitions, the Company has repositioned its business to direct mail catalog retailing with a significant emphasis on the women's apparel market.

         Ecology Kids, a wholly owned subsidiary of the Company, manufactures and distributes cloth diapers, diaper covers, layette, infant and child travel products and other infants accessories marketed primarily under the Ecology Kids name, primarily to major mass merchandisers.

         On October 30, 1997, Brownstone, a newly formed, wholly owned subsidiary of the Company, acquired out of bankruptcy all of the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalog.

         On February 19, 1998, the Company completed the acquisition of Lew Magram Ltd., a New York corporation, resulting in Lew Magram becoming a wholly owned subsidiary of the Company. Lew Magram is a direct-mail cataloger of women's fashion clothing founded approximately 50 years ago. The Company, which effectively took control over Lew Magram in July 1997, has integrated the operations of Brownstone and Lew Magram.

         On April 17, 1998, the Company sold substantially all of the assets of its then wholly owned subsidiary Biobottoms, Inc. ("Biobottoms") for $2,270,000 in cash and notes and $5,749,000 in assumption of liabilities.

         The Company is currently experiencing significant delays in fulfilling merchandise orders. This is a result of the Company's difficulty in obtaining timely shipment of inventory from its vendors to meet the strong customer demand. Some of the Company's vendors and their lending institutions have been reluctant to extend credit to the Company in such amounts and upon such terms as to support timely delivery of inventory as needed to meet orders. This reluctance is principally a result of the Company's insufficient working capital to satisfy vendors extending additional credit. The Company's inability to timely deliver merchandise has resulted in increased order cancellations, which for the year ended September 30, 1998, have been approximately 25% of demand. The Company's order cancellations have historically been 10% of demand, which is consistent with industry standards. The Company has received a non-binding proposal for new financing to improve its working capital position, thereby strengthening its ability to obtain improved credit availability on more favorable terms, timely deliver merchandise to its customers, reduce order cancellations, and improve initial customer response.

Results of Operations

         Comparison of the Company's Fiscal Year 1998 to Fiscal Year 1997

         Net Sales

         Consolidated net sales from continuing operations for fiscal year 1998 increased by 328% to $74.6 million from $17.4 million in fiscal year 1997. This significant sales growth was primarily due to the acquisition of Lew Magram, Ltd. effective July 1, 1997, and the acquisition by Brownstone of the assets of Jean Grayson's Brownstone Studio out of bankruptcy as of October 26, 1997. These two new subsidiaries accounted for sales of $68.8 million in 1998.

         Maintaining the prior circulation of both acquired catalogs while streamlining catalog and operational expenses allowed the Company to be profitable in the year of acquisition where both companies suffered substantial losses in the year preceding acquisition. Unfortunately, the Company lost the opportunity in 1998 to even further increase sales and profits in this segment of the business due to excessive customer order cancellations exacerbated by credit conditions which limited timely delivery of merchandise.

         The Company believes that its strategy to maintain circulation plans but convert more orders to shipped sales, plus its entry into e-commerce in 1999, can substantially increase sales without proportionate expense.

         Gross Profit

         Consolidated gross profit from continuing operations increased by 362% from $8.7 million in 1997 to $40.2 million in 1998 primarily as a result of the Company's acquisitions. Gross profit from continuing operations as a percentage of net sales increased from 50% in 1997 to 54% in 1998 due to the higher margins generally available in the women's apparel catalog marketplace.

         Selling, General and Administrative Expenses

         Operating expenses net of other income but before depreciation, amortization and interest from continuing operations as a percent of net sales increased from 37% for 1997 to 48% for 1998. A major increase in expenses for the year is attributable to the increase in the catalog production costs which are typically written off over the sales life of the catalog. In 1998 these costs were $21.1 million or 28% of net sales. As noted above, order cancellations resulted in lost net sales and an inflated catalog cost relationship.

         Other operating expenses as a percent of net sales increased in 1998 due primarily to an increase in depreciation and amortization of tangible and intangible assets as well as interest expense.

         Income from Continuing Operations

         Income from continuing operations before income taxes for 1998 was approximately $1.3 million and was approximately the same as that of 1997, despite a period of consolidation and re-structuring to assimilate the newly acquired women's apparel catalog businesses.

         Comparison of the Company's Fiscal Year 1997 to Fiscal Year 1996

         Results of operations compares the twelve months ended September 30, 1997 with the nine months ended September 30, 1996.

         Net Sales

         Consolidated net sales from continuing operations for fiscal year 1997 of $17.5 million increased $10.0 million or 135% from fiscal year 1996 of $7.4 million, as a result of the Lew Magram sales of $10.6 million from July 1, 1997. The Company took effective control of Lew Magram on July 1, 1997 even though the aquisition was not completed until February 19, 1998.

         Gross Profit

         Gross profit in 1996 was essentially non-existant due to inventory write downs while restructuring, and rose to 50% in 1997 due to normal Ecology Kids operations and increased margins made available in the last fiscal quarter due to the Lew Magram acquisition.

         Selling, General and Administrative Expenses

         Operating expenses from continuing operations were very high in 1996 due to restructuring costs. These expenses normalized as a percentage of net sales to 37% in 1997 due to normal operations of Ecology Kids and expenses applicable to Lew Magram for the final quarter.

         Interest expense decreased from $0.8 million in 1996 to $0.6 million in 1997 as a result of the conversion of debt to preferred stock by a principal stockholder.

         Income from Continuing Operations

         The net income from continuing operations for 1997 was approximately $1.3 million as compared to a net loss of approximately $6.1 million for 1996.

         At September 30, 1997, the Company has recorded deferred tax assets of $1.3 million. The full utilization of such deferred tax assets is dependent upon the Company realizing taxable income in future years. The total amount of future taxable income necessary for utilizing such deferred tax assets will be approximately $3.4 million. Based on the current year's operations, such realization would take approximately three years.

         Comparison of Lew Magram Ltd.'s Six Months Ended June 30, 1997 to Year Ended January 4, 1997

         Net sales

         Lew Magram Ltd. had begun to feel the effects of insufficient working capital. Net sales decreased from $51.9 million (full year) to $19.6 million (six months) due to Lew Magram's inability to purchase all of the merchandise needed for timely delivery to customers.

         Gross Profit

         Gross profit as a percent of net sales decreased from 52% to 39% primarily due to the premium Lew Magram Ltd. paid for some merchandise which could not be delivered in a timely manner at normal prices, as well as the need to clear excess inventory, once delivered, at lesser margins.

         Selling, General and Administrative Expenses

         Selling general and administrative expenses net of other income as a percent of net sales increased from 53% to 76%. This increase is a result of Lew Magram Ltd.'s inability to timely ship merchandise resulting in increased returns or failure to ship merchandise at all resulting in cancellations while it was still incurring the catalog production and operating expenses to mail catalogs and take and maintain catalog orders.

         Net Loss

         Net loss increased from $0.8 million to $7.3 million, or, as a percent of net sales increased from 1% to 37%.

Liquidity and Capital Resources

         The Company's principal source of working capital is asset based loan facilities provided by Congress Financial Corporation ("Congress"). Each of the Company's operating subsidiaries, Ecology Kids, Lew Magram and Brownstone, has a separate loan facility from Congress. Each loan facility is guaranteed by the Company and cross-guaranteed by each operating subsidiary. In addition, Robert
M. Rubin, the Company's Chairman of the Board, has personally guaranteed the Brownstone and Lew Magram loan facilities up to an aggregate of $1.0 million.

         The loan facility with Ecology Kids provides Ecology Kids with a maximum $3 million secured line of credit to be used for loans and trade letters of credit. The loan facility is secured by substantially all of the assets of the Ecology Kids. The interest rate is 1 1/2% above the prime rate announced by CoreStates Bank. The loan facility contains certain restrictive covenants including restrictions relating to the payment of dividends. Ecology Kids is required to maintain a minimum of $(250,000) in stockholders' equity and a minimum of $1,500,000 of working capital (excluding the Congress loan and certain subordinated debt). Under the terms of the agreement, the Company could borrow up to 80% of the amount of eligible accounts receivable (as defined in the agreement), not to exceed the maximum credit.

         The loan facility with Brownstone provides Brownstone with a maximum $5.5 million secured line of credit to be used for loans and trade letters of credit. The loan facility is secured by all of the assets of Brownstone. The interest rate is 2% above the prime rate announced by CoreStates Bank. The loan facility provides for certain restrictive covenants, including restrictions on additional debt financing, dividends and distributions, and transactions with the Company and its subsidiaries, and requires Brownstone maintain minimum working capital and net worth.

         The Loan Facility with Magram provides Magram with a maximum $5.0 million secured line of credit to be used for loans and trade letters of credit. The line of credit is secured by all of the assets of Magram. The interest rate is 1 1/2% above the prime rate announced by CoreStates Bank. The loan agreement provides for certain restrictive covenants, including restrictions on Magram's debt financing, dividends and distributions and transactions with the Company and its subsidiaries, and requires Magram maintain minimum working capital and net worth.

         On June 29, 1998, the Company issued $5,000,000 principal amount of its 8% subordinated secured debentures to Sirrom Capital Corporation, d/b/a Tandem Capital ("Tandem Debentures"). The debentures are due June 29, 2003, and bear interest at 8%, payable quarterly. The Tandem Debentures are secured by all of the personal property of the Company and its subsidiaries and includes certain restrictive covenants, including restrictions on dividends and distributions, additional debt financing and transaction with the Company and its subsidiaries. The Company also issued warrants in connection with the issuance of the Tandem Debentures. The Company issued warrants to purchase up to 208,300 shares of its Common Stock exercisable at $2.35 for five years. The exercise price is to be adjusted downward if the Company's common stock price is below this exercise price on June 29, 1999 to an exercise price equal to the greater of 80% of the market price or $2.00 per share. Tandem will also receive 416,600 warrants on February 28, 1999 and 200,000 warrants each June 29 commencing in 1999. The Company may avoid issuing these additional warrants by redeeming the Tandem Debentures.


         The Company is currently experiencing working capital shortages and requires additional capital resources to fund its existing operations. The Company has borrowed the maximum amounts available under each of the Congress loan facilities as of the date hereof and there is no unused loan availability. Several letters of intent have been received by the Company from lending institutions, one of which is anticipated to be closed before the end of March 1999 creating additional working capital availability of over $4.0 million. The majority stockholder has agreed to bridge up to $1.5 million of the Company's new financing. The Company is pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to the Company. The failure to secure additional working capital will materially adversely affect the business and financial condition of the Company. Insufficient working capital may require the Company to alter operations significantly.

         The Company has recently raised capital by the sale of the Company's equity securities and from the sale of its Biobottoms subsidiary.

         In May 1997, the Company, in connection with a private placement, offered 1,250,000 shares of Common Stock at a price of $2.00 per share.

         In October 1997, in part to raise capital for the Company's acquisition out of bankruptcy of substantially all of the assets of Jean Grayson's Brownstone Studio, Inc., the Company completed a private placement of its securities which raised $3,630,000 from accredited investors. The private placement consisted of units, each unit consisting of ten shares of Series E Preferred Stock and 7,500 shares of Common Stock at a purchase price of $10,000 per unit.

         In April 1998, the Company sold substantially all of the assets of its Biobottoms, Inc. subsidiary. From the sale, the Company received $1 million in cash and a note in the principal amount of $1.27 million of which $400,000 has been collected.

         There can be no assurance that the Company will operate profitably in the future or that cash from operations will become the principal source of funds for operations.

Seasonality

         The Company's business does not follow the seasonal pattern typical of the retail apparel industry, but is, instead, more closely related to the timing and distribution of catalog mailings. The combined net sales of Lew Magram, Brownstone and Ecology Kids for each quarter of the fiscal years ended September 30, 1996, September 30, 1997, and September 30, 1998, presented as a percentage of net sales for each such year, were as follows:

                           Percentage of Annual Sales

                                    First                 Second                Third                 Fourth
       Fiscal Year                 Quarter               Quarter               Quarter               Quarter
September 30, 1996                   27%                   24%                   30%                   19%

September 30, 1997                   33%                   25%                   24%                   18%

September 30, 1998                   24%                   23%                   28%                   25%


         Through 1997 there were significant variations in the Company's seasonal sales volume with the largest volume period being first quarter, ending December 31. In 1998, the Lew Magram and Brownstone acquisitions helped to spread out the volume evenly throughout the year since mail order volume varies only in proportion to the orders generated and merchandise shipped. Accordingly, the Company is now less susceptible to seasonable variations.

Inflation

         There was no significant impact on the Company's operations as a result of inflation during fiscal year 1996, fiscal year 1997 or fiscal year 1998.

Impact of the Year 2000 Issue

         The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company is totally Y2K compliant in its catalog operations software and Ecology Kids operating software. Certain minor changes may be required in ancillary network related software which are not critical to daily operations. The Company plans to complete these changes by July 31, 1999.

         The Company has a plan in place to contact all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. There can be no guarantees that the systems of third parties on which the Company's systems rely or which influence the business of the Company's suppliers will be timely remedied, that any attempted remediation will be successful, or that such conversions would be compatible with the Company's systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below.

                                                                            Page
Financial Statements:                                                     Number
                                                                          ------
Diplomat Direct Marketing Corporation and Subsidiaries

Reports of Independent Certified Public Accountants........................F - 2

Consolidated Balance Sheets as of September 30, 1998 and 1997..............F - 4

Consolidated Statements of Operations
     for the fiscal years ended September 30, 1998, 1997 and 1996..........F - 5

Consolidated Statements of Changes in Stockholders' Equity
     for the fiscal years ended September 30, 1998, 1997 and 1996..........F - 6

Consolidated Statements of Cash Flows
     for the fiscal years ended September 30, 1998, 1997 and 1996..........F - 7

Notes to Consolidated Financial Statements.................................F - 8

Lew Magram Ltd.

Reports of Independent Certified Public Accountants.......................F - 36
Statements of Operations
     for the fiscal years ended June 30, 1997 and January 4, 1997.........F - 38

Statements of Cash Flows
     for the fiscal years ended June 30, 1997 and January 4, 1997.........F - 39
Notes to Financial Statements.............................................F - 40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 15, 1998, the Company appointed the accounting firm of BDO Seidman, LLP of New York, New York, as principal independent accountants for fiscal year ended September 30, 1998 to replace Feldman Sherb Ehrlich & Co., P.C. (formerly known as Feldman Radin & Co., P.C.), who were dismissed as principal independent accountants effective with such appointment. Feldman Sherb Ehrlich & Co., P.C. will continue to perform certain accounting services for the Company.

         During the two most recent fiscal years and interim period subsequent through July 15, 1998, there have been no disagreements with Feldman Sherb Ehrlich & Co., P.C. on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.

         Feldman Sherb Ehrlich & Co., P.C. report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors, Executive Officers and Key Personnel

         The following table sets forth certain information about the directors and executive officers and key personnel of the Company:

Name                       Age              Position
----                       ---              --------
Robert M. Rubin            57      Chairman of the Board
Jonathan Rosenberg         37      President, Chief Executive Officer and Director
Warren H. Golden           57      Executive Vice President, Chief Operating Officer and
                                    Director
Irwin Oringer              62      Chief Accounting Officer
Stuart A. Leiderman        53      Divisional President of Ecology Kids, Secretary and Director
Howard Katz                56      Director
David Abel                 57      Director
Stephanie Sobel            38      Senior Vice President of Merchandising
Irving Magram              48      Divisional President of Lew Magram
Kenneth Grossman           55      Divisional President of Brownstone
Sherry Dolin-Shikora       49      Vice President of Creative Services
Robert Kramer              45      Vice President of Marketing
Jeffrey Ayes               44      Vice President of Operations and Administration


Directors and Executive Officers

         Robert M. Rubin has served as a Director of the Company since June 1992 and has been Chairman since November 1996. Since December 5, 1995, Mr. Rubin has been a Director of Help at Home, Inc., a public company engaged in the business of providing homemaker and general housekeeping services to elderly and disabled persons at home. Since June 1994, Mr. Rubin has been a Director of Kaye Kotts Associates, Inc., a public company that provides representation for delinquent taxpayers before tax authorities. In October 1996, Mr. Rubin became a director of Med-Emerg International Inc., an operator of nursing homes and related healthcare services. Currently, Mr. Rubin is also a director of Arzan International, an Israeli food distributor. Mr. Rubin has served as the Chairman of the Board of Directors of Western Power and Equipment Corporation ("WPEC"), a construction equipment distributor, since November 20, 1992. Between November 20, 1992 and March 7 1993, Mr. Rubin served as Chief Executive Officer of WPEC. Since October 1990, Mr. Rubin has served as the Chairman of the Board and Chief Executive Officer of American United Global Inc., a telecommunications and software company. Mr. Rubin was the founder, President, Chief Executive Officer and a Director of Superior Care, Inc. ("SCI") from its inception in 1976 until May 1986 and continued as a Director of SCI (now known as Olsten Corporation ("Olsten") until the latter part of 1987. Olsten, a New York Stock Exchange listed company is engaged in providing home care and institutional staffing services and health care management services. Mr. Rubin was formerly a Director and Vice Chairman, and is a minority stockholder of American Complex Care, Incorporated ("ACCI"), a public company which provided on-site health care services, including intradermal infusion therapies. In April 1995, the principal operating subsidiaries of ACCI petitioned in the Circuit Court of Broward County, Florida for an assignment for the benefit of creditors. Until 1997, Mr. Rubin was also Chairman, Chief Executive Officer and a principal stockholder of ERD Waste Corp., a public company specializing in the management and disposal of municipal solid waste, industrial and commercial nonhazardous solid waste and hazardous waste. In September 1997, ERD Waste Corp. filed for protection under Chapter 11 of the Bankruptcy Code.

         Jonathan Rosenberg was appointed to the Board of Directors in July 1995 and has been President and Chief Executive Officer since November 1996. From 1993 to November 1996, Mr. Rosenberg served as a consultant to the Company, and served as the Company's Chief Operating Officer from August 1995 to November 1996, providing advice in the operations and finance areas and in long-term strategic planning. From 1987 until 1993, he was President and Chief Operating Officer of Servtex International, Inc., a New York based company engaged in international sourcing of imports and manufacturing activities on an agency basis for textile related products.

         Warren H. Golden has been Executive Vice President, Chief Operating Officer of the Company since February 1998, and has been with Lew Magram since 1991. From 1989-1991, Mr. Golden was with S.C. Corporation, most recently as President. From 1983-1989, he was Vice President of Operations, Chief Financial Officer and Treasurer of Honeybee, Inc. Prior thereto, Mr. Golden was Senior Vice President, Operations and Control, for Plymouth Shops, a New York apparel retailer. Mr. Golden is a graduate of Long Island University.

         Irwin Oringer, a Certified Public Accountant, has been Chief Accounting Officer of the Company since September 1992. From October 1991, until he joined the Company in September 1992, Mr. Oringer was Corporate Controller of Trans-National Trade Development Corporation, a company engaged in the business of importing diversified consumer products. From 1988 to 1991 he held a variety of financial management positions with subsidiaries of Kenrich, Inc., a holding company for businesses engaged in the wire and cable business. In February 1991, Kenrich and its subsidiaries filed a petition under Chapter 11 of the Federal bankruptcy laws and was subsequently liquidated.

         Stuart A. Leiderman was appointed as Divisional President of Ecology Kids, Inc. in October 1998. Previously to that date he served as Executive Vice President of Sales and Marketing since July 1989, and has been a Director of the Company since June 1992. From 1985 to 1989, Mr. Leiderman was a Divisional Vice President for Hasbro, Inc., Playskool Baby Division, a company engaged primarily in the development, sales and marketing of toys.

         Howard Katz has been a Director of the Company since October 1996. Mr. Katz has been Executive Vice President of American United Global, Inc. since April 15, 1996. From December 1995 through April 15, 1996 Mr. Katz was a consultant for, and from January, 1994 through December, 1995 he held various executive positions, including Chief Financial Officer with, National Fiber Network (a fiber optics telecommunications company). From January 1991 through December 1993 Mr. Katz was the President of Katlaw Construction Corporation, a company that provides general contractor services to foreign embassies and foreign missions located in the United States.

         David Abel has been a Director of the Company since May 1998. Mr. Abel has been president of United Realty since its inception in 1972, an industrial and commercial real estate company. Mr. Abel has served as a director of numerous companies, and is currently a director of M.S. Farrell Holdings, Inc. and Innapharma, Inc. Mr. Abel is a member of the Society of Industrial Realtors and The Commercial Industrial Brokers Society. Mr. Abel received his BA from the Bernard Baruch School of Business in 1962.

         Stephanie Sobel has held the position of Senior Vice President of Merchandising for the Company since 1995. Prior to joining Lew Magram, Ltd. As Divisional Merchandise manager in 1990,Ms. Sobel also held that position at Honeybee Inc., a store retailer and cataloger of women's apparel, also in New York City, where she worked for five years. She had two years of buying experience at Macy's New York and was a graduate of the management training program at Abraham & Straus Department Stores. Ms. Sobel graduated from Cornell University in 1982 with a degree in Arts & Sciences.

         Irving Magram joined Lew Magram, Ltd. in 1971 after receiving a Bachelors Degree from American University in Washington DC. He became president of the family business, Lew Magram Ltd., in 1980, following the retirement of Lew Magram, his father and the company's founder. From 1981 to 1984, he directed the metamorphosis of the company from retailer and catalog marketer of exclusively men's wear to that of exclusively women's wear. The Company acquired Lew Magram Ltd. in July 1997.

         Kenneth Grossman, joined Wilroy Inc., a family business engaged in the manufacture of misses apparel, in 1969, where he founded the Brownstone Studio catalog in 1972. He was responsible at both companies for overseeing merchandising and product development. Mr. Grossman became divisional President of the Company's Brownstone subsidiary when Brownstone acquired the assets of Wilroy Inc. and Jean Grayson's Brownstone Studio, Inc. in October 1997. Mr. Grossman holds a bachelors degree from Princeton University and a law degree from New York University Law School.

         Jeffrey Ayes holds a B.A. from the University of Hartford. From 1976 to 1985 he occupied various positions at Hoffritz for Cutlery, most recently as Advertising and Catalog Manager. He joined Lew Magram in 1985. In 1989, he was made Vice President. Mr. Ayes is currently Vice President of Operations for the Company and is responsible for the daily operations of MIS, Distribution, Human Resources, and the Customer Telemarketing Center.

         Sherry Dolin-Shikora joined the Company with the acquisition of Lew Magram Ltd. and was with Lew Magram Ltd. since 1988. Prior to that, she served as Director of Retail and Catalog Advertising and Marketing for Coward Shoe in New York City. She spent a number of years with consumer advertising agencies specializing in the casino/hotel industry, where she was Account Supervisor, as well as Radio and TV Copywriter and Producer. For a few years, she had her own radio advertising production company. With a Master's Degree in Literature from Temple University in Philadelphia, Ms. Dolin-Shikora also taught high school for three years.

         Robert A. Kramer was educated at Washington University, St. Louis, specializing in research psychology and experimental design. From 1976 to 1986, he held numerous merchandising positions at Saks Fifth Avenue, including management, buying, and catalog administration. During his next four years, he was Circulation Manager, then Marketing Manager for the cataloger Comfortably Yours. He joined Lew Magram in 1991 as Marketing Manager, and became Vice President in 1993. He continues in that capacity with the Company, while being similarly responsible for marketing all other catalog titles.

         Directors of the Company are elected for one-year terms or until their successors are elected, and officers serve at the pleasure of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

         No member of the Company's Compensation Committee is a current or former officer or employee of the Company. Robert Rubin, a member of the Compensation Committee, has made substantial equity and debt investments in the Company, has personally guaranteed a portion of the Congress Loan Facilities, was a controlling stockholder of Lew Magram, Ltd. immediately prior to the acquisition by the Company, and has a consulting agreement with the Company. See "Certain Relationships and Related Transactions."

Compliance with Section 16(a) of the Exchange Act

         To the knowledge of the Company, no officers, directors, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's four most highly compensated executive officers who earned in excess of $100,000.

                           Summary Compensation Table

                                   Annual Compensation                          Long Term Compensation
                                   -------------------                          ----------------------
Name and                                                      Other Annual       Securities Underlying
Principal Position                 Year          Salary $     Compensation $     Options/ SARs(#)
------------------                 ----          --------     --------------     ----------------

Jonathan Rosenberg(1)              9/30/98         225,000                0               0
  President, CEO                   9/30/97         190,769                0         250,000
                                   9/30/96         130,804                0          75,000

Sheldon R. Rose(1)                 9/30/96         159,375                0               0
  President, CEO


Irving Magram                      9/30/98         245,387                0               0
  Divisional President - Lew       9/30/97          50,000(2)             0               0
  Magram

Warren H. Golden                   9/30/98         245,387                0               0
  Executive Vice President, COO    9/30/97          50,000(2)             0               0

Stephanie Sobel                    9/30/98         193,025                0               0
  Senior Vice President -          9/30/97          43,125(2)             0               0
  Merchandising

Kenneth Grossman                   9/30/98         183,502                0         350,000
   Divisional President -
   Brownstone



-------------
(1) Mr. Rose resigned as President and Chief Executive Officer of the Company in November 1996. Mr. Rosenberg has served as President and Chief Executive Officer of the Company since November 1996.

(2) Salaries for Irving Magram, Warren H. Golden, and Stephanie Sobel for the fiscal year ending September 30, 1997 are included only for the period from July 1, 1997, the effective date the Company acquired Lew Magram, Ltd., through September 30, 1997. Prior to the acquisition of Lew Magram Ltd on July 1, 1997, their annual salaries were as follows:
         Irving Magram; $300,000; Warren H. Golden; $287,500; Stephanie Sobel; $172,500.

                        Option Grants in Last Fiscal Year

         The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending September 30, 1998:

                                            Percentage of
                                               Total of                                 Potential Realizable Value
                               Number of       Options                                  at Assumed Annual Rates of
                                Shares        Granted to                                 Stock Price Appreciation
                              Underlying      Employees      Exercise                       for Option Term(1)
                               Options      During Fiscal   Price Per     Expiration    --------------------------
           Name                 Granted          Year          Share         Date          5%             10%
           ----               ----------    -------------   ---------     -----------     ---             ---
Kenneth Grossman(2)             350,000          50%          2.75         3/24/03      $266,000        $588,000



------------
(1) The amounts shown in these columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Securities and Exchange Commission's executive compensation disclosure rules and are not intended to forecast appreciation of the Common Stock.

(2) Of the options granted to Kenneth Grossman, 100,000 are exercisable over four years period subject to Brownstone reaching certain earnings criteria, and 250,000 options are exercisable over time, of which 100,000 are currently exercisable. Excludes 350,000 options granted to Joan Grossman, Kenneth Grossman's wife and an employee of Brownstone, which options are on the same terms as the options granted to Kenneth Grossman.

                          Fiscal Year-End Option Values

         To date, no options have been exercised by the executives named in the Summary Compensation Table. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of September 30, 1998. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of September 30, 1998.

                                           Number of Shares Subject to
                                         Unexercised Options at Fiscal                 Value of In-the-Money
                                                    Year-End                        Options at Fiscal Year End(1)
                                         ----------------------------------         -----------------------------
Name                                     Exercisable          Unexercisable         Exercisable       Unexercisable
----                                     -----------          -------------         -----------       -------------
Jonathan Rosenberg                             215,000              130,000             $18,750             $12,500
Kenneth Grossman                               100,000              250,000                   0                   0



-------------
(1) Based on the closing bid price of the Company's Common Stock of $1.125 per share on September 30, 1998.

Employment Agreements

         Warren H. Golden has an employment agreement with the Company which provides that Mr. Golden will be employed as the Company's Executive Vice President and Chief Operating Officer and Lew Magram's Executive Vice President, subject to annual renewals, at an annual salary of $235,000 subject to certain periodic increases based on performance. The employment agreement, which terminates in February, 2001, may only be earlier terminated by the Company for cause as defined in the agreement.

         Irving Magram has an employment agreement with Lew Magram which provides that Mr. Magram will be employed as Divisional President of Lew Magram, subject to annual renewals, at an annual salary of $235,000 subject to certain periodic increases based on performance. The employment agreement, which terminates in February, 2001, may only be earlier terminated by Lew Magram for cause as defined in the agreement.

         Stephanie Sobel has an employment agreement with Lew Magram which provides that Ms. Sobel will be employed as the Senior Vice President of Merchandising, subject to annual renewals, at an annual salary of $187,500 subject to certain periodic increases based on performance. The employment agreement, which terminates in February, 2001, may only be earlier terminated by Lew Magram for cause as defined in the agreement.

         In accordance with their respective employment agreements, Messrs. Golden and Magram and Ms. Sobel will also receive cash bonuses based on Lew Magram meeting certain profitability criteria. The maximum aggregate cash payment to Messrs. Golden and Magram and Ms. Sobel under this bonus arrangement is $185,000 per year.

         Kenneth S. Grossman has an employment agreement with Brownstone which provides that Mr. Grossman is employed as Brownstone's Divisional President at an annual salary of $200,000, plus certain other benefits, including an annual bonus of up to $250,000 based on Brownstone meeting certain income criteria.

Mr. Grossman's agreement also provides for Mr. Grossman to receive $10,000 per year for merchandise consulting. The employment agreement, which terminates in October 2002, may only be earlier terminated by Brownstone for cause as defined in the agreement.

         Each of the foregoing employment agreements contain a provision prohibiting such employee from competing with the Company for one year after the employee terminates his or her position with the Company or its subsidiaries other than for cause, as defined in the respective employment agreement.

         Robert M. Rubin, Chairman of the Board of the Company, has a financial consulting agreement with the Company pursuant to which Mr. Rubin is paid $150,000 per annum. The agreement terminates in December, 2003.

Stock Option Plans

         1998 Stock Option Plan

         The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors in February, 1998 and approved by the stockholders in May, 1998. Under the 1998 Plan, the Company is authorized to issue options to purchase up to 1,200,000 shares of Common Stock. All officers and other employees of the Company and other persons who perform significant services for or on behalf of the Company are eligible to participate in the 1998 Plan.

         The Company may grant under the 1998 Plan both incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "code"), and stock options that do not qualify for incentive treatment under the Code ("Nonstatutory Options").

         The Plan shall be administered by the Board of Directors of the Company, if each member is a "disinterested" person within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"), or a committee (the "Committee") of two or more directors, each of whom is a disinterested person.

         Subject to the provisions of the 1998 Plan, the Committee has the authority to construe and interpret the 1998 Plan, to prescribe, adopt, amend and rescind rules and regulations relating to the administration of the 1998 Plan and to make all other determinations necessary or advisable for its administration. Subject to the limitations of the 1998 Plan, the Committee also selects from among the eligible persons those individuals who will receive options, whether an optionee will receive Incentive Stock Options or Nonstatutory Options, or both, and the amount, price, restrictions and all other terms and provisions of such options (which need not be identical).

         The exercise price of each Incentive Stock Option under the Option Plan will be determined by the Committee, but will be not less than 100% of the "Fair Market Value" (as defined in the 1998 Plan) of Common Stock on the date of grant (or 110% in the case of an employee who at the time owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Nonstatutory Option exercise price will be determined by the Committee, but will not be less than 85% of the Common Stock on the date of grant.

         In the discretion of the Committee, the exercise price of any option granted under the 1998 Plan will be payable in full in cash, or by check (subject to an limitations of applicable state corporations law) delivered at the time of exercise. In the discretion of the Committee and upon receipt of all regulatory approvals, an optionee may be permitted to deliver as payment in whole or in part of the exercise price certificates for shares of Common Stock (valued for this purpose at its fair market value on the day of exercise) or other property deemed appropriate by the Committee. So-called cashless exercises as permitted under applicable rules and regulations of the Securities and Exchange Commission and the Federal Reserve Board also will be permitted in the discretion of the Committee.

         The Committee shall provide, in the terms of each stock option agreement, when the option subject to such agreement expires and becomes unexercisable, but in no event will an Incentive Stock Option granted under the Plan be exercisable after the expiration of ten years from the date it is granted. Without limiting the generality of the foregoing, the Committee may provide in the Stock Option Agreement that the option subject thereto expires 30 days following the termination of employment for any reason other than death or disability or twelve months following a termination of employment for disability or death; provided, however, that in no event shall any option granted under the Plan be exercised after the expiration date of such option set forth in the applicable stock option agreement.

         An option granted under the 1998 Plan will be nontransferable by the optionee other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order (as defined in the Code), and will be exercisable during the optionee's lifetime only by the optionee or by his or her guardian or legal representative. More particularly, an option may not be assigned, transferred (except as provided in the preceding sentence), pledged or hypothecated (whether by operation of law or otherwise), and will not be subject to execution, attachment or similar process.

         If the outstanding shares of Common Stock are changed into, or under the 1998 Plan, exchanged for cash or different number of kind of shares or securities of the Company or another corporation through reorganization, merger, recapitalization, reclassification, stock split-up, reverse-stock split, stock dividend, stock consolidation, stock combination, stock reclassification or similar transaction, an appropriate adjustment will be made by the Committee in the number and kind of shares as to which options may be granted. In the event of such change or exchange, other than for shares or securities or of another corporation or by reason of reorganization, the Committee will also make a corresponding adjustment in the number or kind of shares, and the exercise price per share allocated to unexercised options or portions thereof, of options which have been granted prior to such change. Any such adjustment, however, will be made without change in the total price applicable to the unexercised portion of the option but with a corresponding adjustment in the price for each share (except for any change in the aggregate price resulting from rounding-off of share quantities or prices).

         Under the 1998 Plan, the Company has outstanding options to purchase an aggregate of 700,000 shares of Common Stock exercisable at $2.75 per share, all of which are held by employees of the Company. Options to purchase 200,000 shares of Common Stock become exercisable upon Brownstone meeting certain minimum net income. The remaining outstanding options become exercisable over four years.

         1992 Stock Option Plan

         The Company's 1992 Stock Option Plan ("1992 Plan") provides for the issuance of up to 200,000 shares of Common Stock and is intended to qualify as Incentive Stock Options. The terms of the 1992 Plan are substantially similar to the 1998 Plan.

         The Company has outstanding options to purchase an aggregate of 130,000 Stock Options, exercisable at $1.50 per share, all of which are held by affiliates or employees of the Company at the time of grant.

         August 1996 Stock Option Plan

         The Company also established a stock option plan providing for the issuance of options to purchase up to 1,500,000 shares of Common Stock to its directors, officers, key employees and consultants (the "August 1996 Plan"). To date, the Company has granted directors, officers and key employees an aggregate of 150,000 Nonstatutory Options at an exercise price of $2.00 per share. Excluding the fact that options granted under the August 1996 Plan cannot qualify as Incentive Stock Options, the terms of the August 1992 Plan are substantially similar to the 1998 Plan.

         November 1996 Stock Option Plan

         Under the Company's November 1996 Incentive Stock Option Plan (the "November 1996 Plan"), options to purchase up to 1,500,000 shares of Common Stock may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. As of September 30, 1998, 1,060,000 of such options have been granted and are exercisable at an exercise price of $1.00, of which options to purchase 620,000 shares of Common Stock expired on June 17, 1998, 150,000 are exercisable at $2.375 and 50,000 are exercisable at $1.00. The options to be granted under the Plan may be designated as Incentive Stock Options or Nonstatutory Options. Other than the fact that officers and directors who currently own more than 5% of the issued and outstanding stock are not eligible to participate in the Plan, the terms of the November 1996 Plan are substantially similar to the 1998 Plan.

Employee Pension Plan

         In 1985, the Company instituted a pension plan (the "Pension Plan"), which is a defined benefit pension plan maintained for all employees. Benefits are payable based on 60% of average compensation for the three highest paid consecutive years of service, reduced for less than 29 years of service retirement. The Pension Plan is funded as required by the Employee Retirement Income Security Act of 1974 ("ERISA") and does not require employee contributions. Full vesting occurs immediately upon joining the Plan. As of February 1993, the Pension Plan was curtailed and no additional pension benefits will accrue.

Magram's Profit Sharing and 401(k)

         The Company's Lew Magram subsidiary has a profit sharing program established on April 1, 1981. On July 1, 1993, Lew Magram amended the Plan to include 401(k) provisions. All employees servicing either the Lew Magram or Brownstone subsidiaries are invited to participate in the Plan after the required waiting period and while they work the minimum hours required. Lew Magram and Brownstone match employee 401(k) contribution on the basis of 25% of the employee's first 5% of 401(k) withholdings. As of December 31, 1998, the entire plan had assets of approximately $2.3 million. Company benefits vest on a 5-year schedule. Vesting and eligibility for matching requires the employee to be employed as of the last day of each plan year.

         The Company also has a 401(k) plan in effect for employees of the Ecology Kids subsidiary, which was established on January 1, 1997. As of December 31, 1998, the plan had assets of approximately $175,000.

Directors' Compensation and Committees

         In May 1997, the Company issued to Howard Katz and Wesley C. Fredericks, Jr. options to purchase up to 50,000 shares and 100,000 shares of Common Stock, respectively. The options are exercisable at $2.38 per share and terminate in 2001. In June 1998, the Company issued David Abel options to purchase 50,000 shares of Common Stock at $3.125 per share which options terminate in May 2003. The options were granted in connection with each of Messrs. Katz, Fredericks and Abel agreeing to serve on the Company's Board of Directors. Mr. Fredericks resigned as a director effective December 31, 1998. The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except for the grant of options described above and nominal sums for attending Board of Directors meetings and reimbursement for reasonable out-of-pocket expenses in attending those meetings.

         The Company has three formal committees; the Audit Committee, which consists of Jonathan Rosenberg, David Abel and one vacancy; the Compensation Committee, which consists of Robert M. Rubin, Howard Katz and one vacancy; and the Corporate Governance Compliance Committee, which consists of Warren H. Golden and Robert M. Rubin. The Company does not currently have a Stock Option Committee or a Nominating Committee.

         The functions of the Audit Committee include: (i) recommending for approval by the Board of Directors a firm of certified public accountants whose duty it will be to audit the financial statements of the Company for the fiscal year in which they are appointed, and (ii) to monitor the effectiveness of the audit effort, the Company's internal financial and accounting organization and controls and financial reporting. The Audit Committee will also consider various capital and investment matters.

         The Compensation Committee is responsible for establishing compensation arrangements for officers and directors of the Company, reviewing benefit plans and administering each of the Company's stock option plans.

         The Corporate Governance Compliance Committee is responsible for reviewing the Company on an ongoing basis regarding compliance with the corporate governance standards applicable to the Company, including rules and standards of The Nasdaq Stock Market, Inc.

         The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors, or by any shareholder entitled to vote for the election of directors.

         Special meetings may be held from time to time to consider matters for which approval of the Board of Directors is desirable or is required by law. The Board of Directors met once during fiscal 1998 and acted on numerous matters by written consent. The Audit, Compensation and Corporate Governance Committees did not meet during the fiscal 1998.

Executives' Compensation Policies

         Compensation of the Company's executives are intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of the Company's executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive's contribution to corporate performance. The Board of Directors utilizes subjective criteria for evaluation of individual performance and relies substantially on the executives in doing so. The Board focuses on two primary components of the Company's executives compensation program, each of which is intended to reflect individual and corporate performance: base salary compensation and long-term incentive compensation.

         Executives' base salaries are determined primarily by reference to compensation package for similarly situated executives of companies of similar size or in comparable lines of business with whom the Company expects to compete for executive talent and with reference to the revenues, gross profits and other financial criteria of the Company. The Board also assesses subjective qualitative factors to discern a particular executive's relative value to the corporate enterprise in establishing base salaries.

         It is the Board's philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the Board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives' long-term interests with those of the Company's shareholders. Awards of stock options to executives have historically been at then-current market prices. The Board believes that option grants should be considered on an annual basis.

Performance Graph

         Below is the line graph comparing the yearly percentage change in the Company's Common Stockholders' return with the Nasdaq Stock Market (U.S.) Index and the Nasdaq Non-Financial Index from the Company's initial public offering in November 1993 through September 1998.

[GRAPH OMITTED]

                                          Cumulative
                                          Total
                                          Return
                                          --------------------------------------------------
                                          11/4/93    9/94     9/95     9/96     9/97    9/98
DIPLOMAT DIRECT MARKETING CORPORATION       100      162        64       27       62      23
NASDAQ STOCK MARKET (U.S.)                  100       99       136      162      222     227
NASDAQ NON-FINANCIAL                        100       96       134      157      211     213


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 26, 1999, except as otherwise provided, information with respect to beneficial ownership of the Common Stock by (i) each director, (ii) each executive officer named in the Summary Compensation Table under "Management", (iii) the executive officers and directors as a group and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of the Common Stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person listed below is c/o Diplomat Direct Marketing Corporation, 25 Kay Fries Drive, Stony Point, New York 10980.

Name and Address                                                 Number (1)       Percentage
----------------                                                 ----------       ----------
The Rubin Family Irrevocable
 Stock Trust U/A dated April 30, 1997(2)...............           9,285,735          54.0%
 18 Pinetree Drive
 Great Neck, New York 11024

Irving Magram(3).......................................             933,302           7.2%

Jay Kaplowitz(4).......................................             705,569           5.7%
 101 East 52nd Street
 New York, New York 10022

Warren H. Golden(5)....................................             468,536           3.7%

Stuart Leiderman(6)....................................             328,000           2.7%

Jonathan Rosenberg(7)..................................             277,500           2.2%

Stephanie Sobel(8)...................................               259,259           2.1%

Kenneth Grossman(9)..................................               200,000           1.6%


Howard Katz(10)........................................             108,334              *

David Abel(11).........................................              50,000              *

Robert M. Rubin(12)....................................              20,000              *


All officers and directors as a group (9 persons)......           2,644,931          18.4%



* less than one percent

--------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities and includes Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to options, or warrants or exercisable or convertible within sixty days. The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of February 26, 1999 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of February 26, 1999 plus (B) the number of shares issuable upon exercise of options or warrants held by such stockholder which were exercisable as of February 26, 1999 or which will become exercisable within 60 days after February 26, 1999.

(2) Represents (i) 4,243,967 shares of Common Stock currently owned, (ii) 290,000 shares of Series B Preferred Stock which provide for certain conversion rights and entitle it to 2,900,000 votes, (iii) 60,000 shares of Series C Preferred Stock which provide for certain conversion rights and entitle it to 600,000 votes, (iv) 1,541,768 shares of Common Stock issuable upon conversion of 46,253 shares of Series D Preferred Stock. Robert M. Rubin, the Company's Chairman of the Board, is the spouse of the Trust's co-trustee and parent of the Trust's beneficiaries and may be deemed to be a beneficial owner of these shares. Mr. Rubin disclaims beneficial ownership of these shares.

(3) Represents (i) 100,000 shares of Common Stock currently owned, and (ii) 833,302 shares of Common Stock issuable upon conversion of 24,999 shares of Series D Preferred Stock.

(4) Represents (i) 457,500 shares of Common Stock currently owned, (ii) 67,500 shares issuable upon exercise of currently exercisable options granted pursuant to the August 1996 Plan, and (iii) 180,569 shares of Common Stock issuable upon conversion of 5,417 shares of Series D Preferred Stock.

(5) Represents (i) 66,667 shares of Common Stock currently owned, (ii) 351,869 shares of Common Stock issuable upon conversion of 10,556 shares of Series D Preferred Stock, and (iii) 50,000 shares of Common Stock issueable upon exercise of options granted under the November 1996 Stock Option Plan. Excluding 150,000 shares of Common Stock issuable upon exercise of options not currently exercisable and not exercisable in the next sixty days.

(6) Represents (i) 268,000 shares of Common Stock currently owned, and (ii) 60,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the November 1996 Plan. Mr. Leiderman also has an additional 40,000 options under the November 1996 Option Plan which are not currently exercisable and will not become exercisable in the next sixty days.

(7) Represents (i) 65,000 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the 1992 Stock Option Plan, and (ii) 212,500 shares of Common Stock issuable upon the exercise of currently exercisable options granted pursuant to the November 1996 Plan. Mr. Rosenberg also has an additional 30,000 options under the 1992 Stock Option Plan and 187,500 options under the November 1996 Option Plan which are not currently exercisable and will not become exercisable in the next sixty days.

(8) Represents (i) 33,333 shares of Common Stock currently owned, (ii) 50,000 shares issuable upon exercise of currently exercisable options granted pursuant to the November 1996 Plan, and (iii) 175,933 shares of Common Stock issuable upon conversion of 5,278 shares of Series D Preferred Stock. Ms. Sobel also has an additional 150,000 options under the November 1996 Stock Option Plan which are not currently exercisable and will not become exercisable in the next sixty days.

 (9) Represents (i) 100,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the 1998 Stock Option Plan, and (ii) 100,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the 1998 Stock Option Plan to Joan Grossman, Kenneth Grossman's wife and an employee of the Company. Each of Kenneth Grossman and Joan Grossman has (i) an additional 150,000 options under the 1998 Stock Option Plan which are not currently exercisable and will not become exercisable in the next sixty days, and (ii) an additional 100,000 options under the 1998 Stock Option Plan which are not currently exercisable and will become exercisable only upon Brownstone meeting certain minimum earnings criteria which, at the present, have not been achieved.

(10) Represents 108,334 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the November 1996 Stock Option Plan. Mr. Katz also has an additional 16,666 options which are not currently exercisable and will not become exercisable within the next sixty days.

(11) Represents 50,000 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the November 1996 stock option plan.

(12) Represents 20,000 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the 1992 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financing Transactions

         In January 1994, the Company entered into a three year financial consulting agreement with Robert M. Rubin, Chairman of the Board of the Company, providing for the payment to him of $125,000 per annum. Mr. Rubin consults with the Company on financial management and long term planning matters, including consideration of acquisitions. The agreement was renewed to terminate on December 31, 2003 at an annual compensation of $150,000.

         In May 1997 the Company issued to Mr. Rubin an aggregate of 550,000 shares of Common Stock in consideration of Mr. Rubin's waiver of certain compensation owed to him and for restructuring certain debt owed to him, waiving certain defaults and providing an additional loan to the Company in the aggregate amount of $600,000.

         As of September 30, 1996, the $600,000 loan was converted into 60,000 shares of Series C Preferred Stock. The Series C Preferred Stock, which has a liquidation value of $10.00 per share is convertible into Common Stock at 75% of the current market price based on the average closing price for the Common Stock for the 10 days preceding the conversion. Each share of Series C Preferred Stock entitles the holder to 10 votes per share. The Series C Preferred Stock pays an annual dividend of 9%, based on the per share liquidation value. In the event that the dividend, which is payable monthly, is not paid for three consecutive months, Mr. Rubin shall be entitled to an additional 100,000 Shares of Common Stock for each month that the dividend is not paid. Based on the market price for the ten days prior to January 11, 1999, the Series C Preferred Stock would be convertible into 425,238 shares of Common Stock.

         As of September 30, 1996, Mr. Rubin converted an aggregate of approximately $2,900,000 in outstanding debt into an aggregate of 290,000 Shares of Series B Preferred Stock. The Series B Preferred Stock, which has a liquidation value of $10 per share, is convertible into Common Stock at 75% of the current market price based on the average closing price for the Common Stock for the 10 days preceding the conversion. In addition, each share of Series B Preferred Stock entitles the holder thereof to 10 votes per share. The Series B Preferred Stock pays an annual dividend of 9%, based on the per share liquidation value. In the event that the dividend, which is payable monthly, is not paid for three consecutive months, Mr. Rubin shall be entitled to an additional 100,000 Shares of Common Stock for each month that the dividend is not paid. Based on the market price for the ten days prior to January 11, 1999, the Series B Preferred Stock would be convertible into 2,055,316 shares of Common Stock.

         In March 1997, the Company issued 52,217 shares of Common Stock to Mr. Rubin in lieu of the dividend payments due under the Series B and Series C Preferred Stock, as well as for an adjustment in consulting fees, for the period from January 1, 1997 through March 31, 1997.

         On September 9, 1996, the Company entered into an arrangement with Gersten, Savage, Kaplowitz & Fredericks, LLP ("GSKF") which provided that GSKF will provide certain legal and consulting services to the Company over an extended period of time. As compensation for its services, certain individual members of GSKF received an aggregate of 350,000 shares of Common Stock and options to purchase an aggregate of 150,000 shares of Common Stock at $2.50 per share. Of such securities, 157,500 shares of Common Stock and 67,500 options were issued to Wesley C. Fredericks who has since then become a Director of the Company. Mr. Fredericks resigned from the Board on December 31, 1998.

         In November 1996, the Company issued an aggregate of 1,060,000 options to 35 employees of the Company, including two executive officers and one outside Director, pursuant to the November 1996 Plan. The options are exercisable at $1.00 per share, vest over a period of five years, and expire ten years from the date of grant, if not sooner due to termination or death of the employee. Options to acquire 620,000 shares were granted to certain employees of Biobottoms Inc., which the Company subsequently sold, and expired in July, 1998.

         The Company's principal working capital credit facility is provided by Congress Financial Corporation ("Congress"). The lines of credit between Congress and the Company are personally guaranteed by Mr. Rubin up to an aggregate amount of approximately $1,000,000.

         In May 1997, the Company issued 200,000 shares of Common Stock to Mr. Rubin in consideration of Mr. Rubin extending loans to the Company as well as extending a personal guarantee to Congress on behalf of the Company.

Acquisition Transactions

         In December 1992, Loshell Realty Corporation ("Loshell"), owner of the real estate and buildings housing the Company's executive offices and the warehouse and distribution facilities for Ecology Kids located at 25 Kay Fries Drive, Stony Point, New York (the "Facilities"), transferred to the Company a fee interest in the Facilities, subject to purchase money mortgage indebtedness. The Facilities consist of five buildings aggregating approximately 40,000 square feet, located on approximately seven acres. The Facilities had an adjusted basis of $1,984,857 when transferred to the Company. Approximately 1,000 square feet of the Facilities are utilized by the Company's contract manufacturers located at the premises. Sheldon R. Rose, the Company's former President and Chief Executive officer and his wife were the sole shareholders of Loshell. In connection therewith, the Company assumed purchase money mortgage indebtedness of Loshell aggregating approximately $1,799,000 ($1,101,000 with respect to a first mortgage note due August 2010), bearing interest at an initial rate of $11.75% adjusted every three years, commencing July 1993 (currently 6.375%) and $698,000 with respect to a subordinated mortgage note originally due July 1995, but extended to January 1998, bearing interest at an initial rate of 11.5% per annum. The Company is currently negotiating the refinance of the mortgages. Mr. Rose and his wife have personally guaranteed payment of the first mortgage, and Mr. Rose and Loshell are co-makers of the subordinated mortgage note. The Company pays approximately $26,000 per month for both mortgage payments and real estate taxes.

         In February 1996, Mr. Rubin loaned the Company $2,353,500 to be used as part of the acquisition price of Biobottoms, Inc. which the Company sold in April 1998. In connection with such loan, the Company issued Mr. Rubin 100,000 shares of its Series A Preferred Stock, convertible into 1,000,000 shares of common stock at the option of Mr. Rubin. Mr. Rubin converted the Series A Preferred Stock in November 1998.

         In September 1997, Robert Rubin and Jay Kaplowitz advanced an aggregate of $2,205,000 for the financing of Jean Grayson's Brownstone Studio, Inc. prior to the purchase by the Company, as well as for working capital for the Company.

         In October 1997, in part to raise capital for the Company's acquisition of substantially all of the assets of Brownstone out of bankruptcy, the Company completed a private offering of its securities which raised

$3,630,000 from accredited investors. The private placement consisted of units, each unit consisting of ten shares of Series E Preferred Stock and 7,500 shares of Common Stock at a purchase price of $10,000 per unit. As a result, the Company issued an aggregate of 3,630 shares of Series E Preferred Stock and 2,608,750 shares of Common Stock. Robert Rubin and Jay Kaplowitz purchased an aggregate of 220.5 of the units for $2,205,000, the proceeds of which repaid the $2,205,000 advance by Messrs. Rubin and Kaplowitz made in September 1997.

         In May 1997, Robert Rubin and Jay Kaplowitz acquired all of the outstanding senior convertible preferred stock of Lew Magram Ltd., which was convertible into one-half of the outstanding common stock of Lew Magram Ltd. after giving effect to the conversion. The purpose for the investment was to provide Lew Magram Ltd. with sufficient working capital to maintain operations until the Company and Lew Magram Ltd. could reach an agreement for the acquisition by the Company of Lew Magram. In December 1997, the Company entered into an Agreement and Plan of Merger with Lew Magram Ltd., Robert Rubin, Jay Kaplowitz, Irving Magram, Warren Golden and Stephanie Sobel, all of the shareholders of Lew Magram Ltd. ("Merger"). Simultaneous with the closing of the Merger on February 19, 1998, Lew Magram Ltd. merged with Magram Acquisition Corp. resulting in Lew Magram becoming a wholly owned subsidiary of the Company. Prior to the closing Messrs. Magram and Golden and Ms. Sobel owned all of the outstanding common stock of Lew Magram Ltd. and Messrs. Rubin and Kaplowitz owned all of the outstanding senior convertible preferred stock of Lew Magram Ltd. At the closing of the Merger, the Company issued 95,000 shares of the Series D Preferred Stock to each of the Lew Magram Ltd. shareholders of which Mr. Rubin received 46,253 shares, Mr. Magram received 24,999 shares (excluding 2,497 shares sold to third parties who converted the shares to Common Stock), Mr. Kaplowitz received 5,417 shares, Mr. Golden received 10,556 shares, and Ms. Sobel received 5,278 shares. In addition, Mr. Magram, Mr. Golden and Ms. Sobel received 100,000, 66,667 and 33,333 shares of the Company's Common Stock, respectively, excluding 50,000 shares of the Company's Common Stock issued to their counsel at the closing. Each share of the Company's Series D Preferred Stock is convertible into 33 1/3 shares of the Company's Common Stock. Each of the Lew Magram Ltd. shareholders have agreed to indemnify the Company for any material breach of the representations made by Lew Magram Ltd. in the Merger Agreement limited to $9,500,000 and which claims for indemnification must be brought within one year of the closing date of the Merger. Messrs. Rubin and Kaplowitz assigned to the Company their rights to any claim either of them may have for breach of any warranty made by Lew Magram Ltd. in the May 1997 Senior Convertible Preferred Stock Purchase Agreement in return for a release of their indemnification obligations under the Merger Agreement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                                                                                            Page
         Financial Statements:                                                                               Number

         Diplomat Direct Marketing Corporation and Subsidiaries

         Reports of Independent Certified Public Accountants..................................................F - 2

         Consolidated Balance Sheets as of September 30, 1998 and 1997........................................F - 4

         Consolidated Statements of Operations
              for the fiscal years ended September 30, 1998, 1997 and 1996....................................F - 5

         Consolidated Statements of Changes in Stockholders' Equity
              for the fiscal years ended September 30, 1998, 1997 and 1996....................................F - 6

         Consolidated Statements of Cash Flows
              for the fiscal years ended September 30, 1998, 1997 and 1996....................................F - 7

         Notes to Consolidated Financial Statements...........................................................F - 8

         Lew Magram Ltd.

         Reports of Independent Certified Public Accountants.................................................F - 36

         Statements of Operations
              for the fiscal years ended June 30, 1997 and January 4, 1997...................................F - 38

         Statements of Cash Flows
              for the fiscal years ended June 30, 1997 and January 4, 1997...................................F - 39

         Notes to FinancialStatements........................................................................F - 40



(b)      Reports on Form 8-K.

         On July 22, 1998, the Company filed a report dated July 15, 1998 on Form 8-K, Item 4, covering a change in principal independent accountants.

(c)      Exhibits.

3a.      Certificate of Incorporation, as amended(1)
3b       By-laws, amended(1)

3c       Amendment to Certificate of Incorporation(1)
3d       Amendment to Certificate of Incorporation(7)
3e       Certificate of Designation of Series B and Series C Preferred Stock(5)
3f       Amended and Restated Certificate of Designation of Series D Preferred
         Stock(8)
3g       Certificate of Designation of Series E Preferred Stock(9)
4a       Form of Common Stock Certificate(1)
10a      1992 Stock Option Plan(1)
10b      August 1996 Stock Option Plan(11)
10c      November 1996 Stock Option Plan(5)
10d License Agreement by and between Diplomat Juvenile Corporation, Wesley Howell and Steve Pressed(1)
10e Loshell Realty mortgages with Union State Bank and Stoney Point Technical Park, Inc. and related Mortgage Notes, including Sheldon Rose guarantee of Union State Bank(1)
10f First Amendment to Exclusive Distributorship Agreement by and between Ambrose & Montgomery, Inc. and Diplomat Corporation(2)
10g Collateral Assignment of Trademarks and Trademark Licenses (Security Agreement) by and between Congress Financial Corporation and Diplomat Corporation(2)
10h Second Amendment to Exclusive Distributorship Agreement between Ambrose Montgomery, Inc. and Diplomat Corporation(3)
10i Amendments No. 1, No. 2 and No. 3 to Loan and Security Agreement by and between Congress Financial Corporation and Diplomat Corporation(4)
10j Security Agreement (Rights in Agreement and Plan of Merger) dated February 9, 1996 between Biobottoms, Inc., Diplomat Corporation and Congress Financial Corporation(4)
10k Asset Purchase Agreement dated as of September 24, 1997 by and among Diplomat Corporation and Jean Grayson's Brownstone Studio, Inc. and Wilroy Inc.(7)
10l Bill of Sale provided by Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)
10m Assignment and Assumption Agreement dated October 30, 1997 between Brownstone Holdings, Inc., Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)
10n Loan and Security Agreement by and among Congress Financial Corporation and Jean Grayson's Brownstone Studio, Inc. dated February 28, 1997, as amended September 17, 1997(7)
10o Junior Participation Agreement between Congress Financial Corporation, Robert M. Rubin and Jay M. Kaplowitz dated September 17, 1997(7)
10p Agreement and Plan of Merger dated December 23, 1997, by and between Diplomat Corporation, Lew Magram, et al(6)
10q Employment Agreement between Warren H. Golden and Diplomat Corporation dated February 2, 1998(8)
10r Employment Agreement between Irving Magram and Lew Magram Ltd. dated February 2, 1998(8)
10s Employment Agreement between Stephanie Sobel and Lew Magram, Ltd. dated February 2, 1998(8)
10t Lease Agreement between Franklin Associates and Lew Magram, Ltd dated May 15, 1992(8)
10u Loan and Security Agreement by and between Congress Financial Corporation and Lew Magram Ltd. dated August 13, 1996(8)
10v Employment Agreement between Kenneth Grossman and Brownstone Holdings, Inc. dated October 30, 1997*

10w Employment Agreement between Joan Grossman and Brownstone Holdings, Inc. dated October 30, 1997*
10x Debenture Purchase Agreement between Sirrom Capital Corporation, Diplomat Direct Marketing Corporation, et al, and forms of exhibits(10)
10y      1998 Stock Option Plan(12)
22       Subsidiaries of the Registrant*
27       Financial Data Schedule*
*        Filed herewith

(1) Incorporated by reference to Diplomat Corporation Registration Statement No. 33-66910 NY.
(2) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended January 1, 1994.
(3)      Incorporated by reference to Diplomat Corporation Registration No.
         33-95986.
(4) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended December 31, 1995.
(5) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended September 30, 1996.
(6) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended September 30, 1997.
(7) Incorporated by reference to Diplomat Corporation report on Form 8-K dated November 14, 1997.
(8) Incorporated by reference to Diplomat Corporation report on Form 8-K dated March 6, 1998.
(9) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB/A2 for the year ended September 30, 1997 filed March 3, 1998.
(10) Incorporated by reference to Diplomat Direct Marketing Corporation 10-QSB for the quarter ended June 30, 1998.
(11) Incorporated by reference to Diplomat Corporation Registration Statement on Form S-8 filed August 30, 1996.
(12)     Incorporated by reference to Diplomat Corporation Proxy Statement on
         Schedule 14A filed April 29, 1998.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                                   Index to Financial Statements

          Diplomat Direct Marketing Corporation and Subsidiaries:

             Reports of independent certified public accountants                                            F-2 - F-3

             Consolidated financial statements:
                Balance sheets                                                                                    F-4
                Statements of operations                                                                          F-5
                Statements of changes in stockholders' equity                                                     F-6
                Statements of cash flows                                                                          F-7
                Notes to consolidated financial statements                                                 F-8 - F-35

          Lew Magram Ltd.:
             (Predecessor company, information prior to date of acquisition by
                Diplomat Direct Marketing Corporation)

             Reports of independent certified public accountants                                          F-36 - F-37

             Financial statements:
                Statements of operations                                                                         F-38
                Statements of cash flows                                                                         F-39
                Notes to financial statements                                                             F-40 - F-44


Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Diplomat Direct Marketing Corporation

We have audited the accompanying consolidated balance sheet of Diplomat Direct Marketing Corporation and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diplomat Direct Marketing Corporation and Subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                               BDO SEIDMAN, LLP

New York, New York
January 30, 1999

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Diplomat Direct Marketing Corporation
Stony Point, New York

We have audited the accompanying consolidated balance sheet of Diplomat Direct Marketing Corporation and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 1997 and the nine months ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, as restated for the adjustments disclosed in Note 3(b), present fairly, in all material respects, the financial position of Diplomat Direct Marketing Corporation and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year ended September 30, 1997 and the nine months ended September 30, 1996, in conformity with generally accepted accounting principles.

Feldman Sherb Ehrlich & Co., P.C.
Certified Public Accountants

New York, New York

January 13, 1998, except for Note 3(a),
   which is of February 19, 1998, and Note 3(b), which is as of January 30, 1999

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

   September 30,                                                                         1998                   1997
                                                                                -------------          -------------
   Assets
   Current:
      Cash and cash equivalents                                                 $     322,778          $      59,750
      Accounts receivable, net of allowance of $204,196 and $147,001                1,921,209              1,585,840
      Inventories                                                                  11,066,380              6,354,619
      Net assets held for sale                                                              -              3,254,010
      Prepaid catalogs                                                              8,051,651              1,534,830
      Prepaid expenses                                                              1,379,567              1,143,848
      Other current assets                                                            837,946                482,738
                                                                                -------------          -------------
              Total current assets                                                 23,579,531             14,415,635
                                                                                -------------          -------------
   Property and equipment, net                                                      4,176,903              3,092,736
                                                                                -------------          -------------
   Other assets:

      Goodwill, net of amortization of $669,435 and $199,000                       14,587,358              9,945,930
      Customer list, net of amortization of $900,000 and $125,000                   7,100,000              4,875,000
      Note receivable                                                                 870,000                      -
      Other                                                                           645,091                683,586
                                                                                -------------          -------------
              Total other assets                                                   23,202,449             15,504,516
                                                                                -------------          -------------
                                                                                 $ 50,958,883            $33,012,887
                                                                                =============          =============
   Liabilities and Stockholders' Equity
   Current liabilities:

      Accounts payable and accrued expenses                                      $ 18,469,136            $12,366,083
      Loans payable - officers                                                        225,000                235,000
      Loans payable - Congress Financial Corp.                                      5,504,371              3,083,896
      Open prepaid orders                                                           1,211,165                335,948
      Outstanding merchandise credit                                                1,892,148                945,313
      Current maturities of long-term debt                                            939,816                823,918
                                                                                -------------          -------------
              Total current liabilities                                            28,241,636             17,790,158
                                                                                -------------          -------------
   Long-term debt, less current maturities                                          6,383,585              1,154,645
                                                                                -------------          -------------
   Commitments and contingencies
   Stockholders' equity:

      Preferred stock, $.01 par value - shares authorized 1,000,000;
         issued and outstanding 546,133 and 545,000 (Liquidation value
         of $16,380,000)                                                                5,461                  5,450
      Common stock, $.0001 par value - shares authorized 50,000,000;
         issued and outstanding 11,162,372 and 8,304,150                                1,112                    829
      Additional paid-in capital                                                   25,835,445             22,144,478
      Accumulated deficit                                                          (9,508,356)            (8,082,673)
                                                                                -------------          -------------
              Total stockholders' equity                                           16,333,662             14,068,084
                                                                                -------------          -------------
                                                                                 $ 50,958,883            $33,012,887
                                                                                =============          =============


                    See accompanying notes to consolidated financial statements.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations


                                                                                                  Nine months ended
                                                            Year ended September 30,             September 30, 1996
                                                       ----------------------------------------  -------------------
                                                              1998                   1997                     1996
                                                       ---------------        ---------------        ---------------
   Net sales                                               $74,585,592            $17,468,066             $7,448,778
   Cost of goods sold                                       34,433,297              8,724,030              7,392,265
                                                       ---------------        ---------------        ---------------
           Gross profit                                     40,152,295              8,744,036                 56,513
   Selling, general and administrative expenses             37,537,372              7,060,658              3,672,133
   Restructuring and reorganization costs                            -                      -              1,738,975
                                                       ---------------        ---------------        ---------------
           Operating income (loss)                           2,614,923              1,683,378             (5,354,595)
   Interest expense                                         (1,355,324)              (421,233)              (702,474)
                                                       ---------------        ---------------        ---------------
           Income (loss) before income tax                   1,259,599              1,262,145             (6,057,069)
              (expense) benefit

   Income tax (expense) benefit                                      -                140,000                (17,353)
                                                       ---------------        ---------------        ---------------
           Income (loss) from continuing
              operations                                     1,259,599              1,402,145             (6,074,422)

   Loss on discontinued operations  (net of $453,000
        gain on sale assets in 1998)                       ( 2,322,392)              (295,633)            (1,150,478)
                                                       ---------------        ---------------        ---------------
   Net income (loss)                                        (1,062,793)             1,106,512             (7,224,900)
   Preferred stock dividends                                  (362,890)              (288,892)                     -
                                                       ---------------        ---------------        ---------------
   Net income (loss) to common stockholders                $(1,425,683)          $    817,620            $(7,224,900)
   Per common share:
       Net income (loss) from continuing
             operations--basic and diluted             $           .08         $          .19        $         (1.34)
       Net income (loss) from
            discontinued operations                               (.21)                  (.05)                  (.25)
                                                       ===============        ===============        ===============
   Net income (loss)--basic and diluted                 $         (.13)        $          .14        $         (1.59)
                                                       ===============        ===============        ===============
   Average number of shares used in computation             10,717,628              5,892,454              4,549,525
                                                       ===============        ===============        ===============


                    See accompanying notes to consolidated financial statements.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                      Consolidated Statements of Changes in Stockholders' Equity


Years ended September 30, 1998 and 1997 and nine months ended September 30, 1996

                                              Common stock                          Preferred stock
                                     --------------- ----------------     ---------------- ---------------      Additional
                                         Shares           Amount               Shares            Amount       paid-in capital
                                       ----------         -------            ----------     ------------      ---------------
   Balance, December 30, 1995           4,493,525         $   458                     -     $         -            $5,201,441
   Exercise of options, issuance
      of 500,000 shares of common
      stock par .0001                     500,000              50                     -                -              474,950
   Issuance of common stock               550,000              55                     -                -              399,945
   Issuance of preferred stock                  -               -               450,000            4,500            4,095,500
   Net loss                                     -               -                     -                -                    -
                                       ----------         -------            ----------     ------------           ----------
   Balance, September 30, 1996          5,543,525             563               450,000            4,500           10,171,836
   Private placements                   1,250,000             125                     -                -            2,174,875
   Exercise of warrants                   500,000              50                     -                -              499,950
   Issuance of shares                     708,408              63                     -                -              515,747
   Preferred and common stock issued
      for Magram acquisition              250,000              24                95,000              950            8,690,694
   Common stock issued for
      Preferred stock dividend             52,217               4                     -                -               91,376
   Net income                                   -               -                     -                -                    -
   Preferred stock dividends                    -               -                     -                -                    -
                                       ----------         -------            ----------     ------------           ----------
   Balance, September 30, 1997          8,304,150             829               545,000            5,450           22,144,478
   Private placements                   2,722,500             272                 3,630               36            3,619,711
   Exercise of options                     35,000               2                     -                -               64,341
   Common stock issued for Brownstone
      acquisition                          17,500               1                     -                -                6,898
   Net loss                                     -               -                     -                -                    -
   Conversion of Series D
      preferred                            83,222               8                (2,497)             (25)                  17
   Preferred stock dividends                    -               -                     -                -                    -
                                       ----------         -------            ----------     ------------           ----------
   Balance, September 30, 1998         11,162,372          $1,112               546,133      $     5,461          $25,835,445
                                       ==========         =======            ==========     ============          ===========



                                       Accumulated
                                         deficit           Total
                                       -----------     ------------
   Balance, December 30, 1995          $(1,675,393)    $  3,526,506
   Exercise of options, issuance
      of 500,000 shares of common
      stock par .0001                            -          475,000
   Issuance of common stock                      -          400,000
   Issuance of preferred stock                   -        4,100,000
   Net loss                             (7,224,900)      (7,224,900)
                                       -----------     ------------
   Balance, September 30, 1996          (8,900,293)       1,276,606
   Private placements                            -        2,175,000
   Exercise of warrants                          -          500,000
   Issuance of shares                            -          515,810
   Preferred and common stock issued
      for Magram acquisition                     -        8,691,668
   Common stock issued for
      Preferred stock dividend                   -           91,380
   Net income                            1,106,512        1,106,512
   Preferred stock dividends              (288,892)        (288,892)
                                       -----------     ------------
   Balance, September 30, 1997          (8,082,673)      14,068,084
   Private placements                            -        3,620,019
   Exercise of options                           -           64,343
   Common stock issued for Brownstone
      acquisition                                -            6,899
   Net loss                             (1,062,793)      (1,062,793)
   Conversion of Series D
      preferred                                  -                -
   Preferred stock dividends              (362,890)        (362,890)
                                       -----------     ------------
   Balance, September 30, 1998         $(9,508,356)     $16,333,662
                                       ============    ============



                    See accompanying notes to consolidated financial statements.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows




                                                                                                       Nine months
                                                                                                          ended
                                                                   Year ended September 30,           September 30,
                                                                   ------------ -------------------   -------------
                                                                   1998                1997                1996
   Cash flows from operating activities:

      Net income (loss)
      Adjustments to reconcile net income (loss) to net
         cash used in operating activities:                       (1,062,793)       $ 1,106,512         $(7,224,900)

           Amortization                                            1,245,435            375,333                   -
           Depreciation                                              765,107            384,857             211,237
           Issuance of stock for expenses                                  -             91,380             400,000
           Gain on sale of Biobottoms                               (453,000)                 -                   -
           Changes in assets and liabilities:

             (Increase) decrease in accounts receivable              264,631            297,154            (282,507)
             (Increase) decrease in inventories                   (1,897,761)        (3,076,019)          2,551,187
             (Increase) decrease in prepaid expenses                (235,719)           512,723           1,041,372
             (Increase) decrease in prepaid catalogs              (6,516,821)        (1,982,124)           (641,132)
             (Increase) decrease in current assets                  (355,208)          (205,824)            702,866
             (Increase) decrease in other assets                     (38,495)           (92,373)            500,202
             Increase (decrease) in accounts payable and
               accrued expenses                                   (5,057,623)        (1,998,570)          2,054,897

             Increase (decrease) in outstanding
               merchandise credits                                   946,835            748,083                   -
             Increase (decrease) in prepaid orders                   575,217             22,130                   -
                                                                 -----------        ------------        ------------
              Net cash used in operating activities              (11,820,195)        (3,816,738)           (686,778)
                                                                 -----------        ------------        ------------
   Cash flows from investing activities:

      Proceeds from sale of Biobottoms                             3,707,010                  -                   -
      Cash paid for Biobottoms, Inc. (net of cash acquired)                -                  -          (2,899,211)
      Cash acquired in Magram acquisition                                  -          2,051,007                   -
      Purchase of trademark                                                -            (75,000)                  -
      Purchase of property and equipment                          (2,049,274)          (189,780)           (211,096)
      Note Receivable                                               (870,000)                 -                   -
                                                                ------------       ------------        ------------
              Net cash provided by (used in) investing
                 activities                                          787,736          1,786,227          (3,110,307)
                                                                ------------      ------------        ------------
   Cash flows from financing activities:

      Proceeds of loans                                            5,228,940                  -             450,000
      Revolving credit loans                                       2,745,075           (735,145)            583,650
      Preferred stock dividends paid                                (362,890)          (288,892)                  -
      Issuance of preferred and common stock                       3,684,362          3,190,809             475,000
      Borrowings from stockholder                                          -          1,435,000           2,620,000
      Repayment of long-term debt and loan payables                        -          1,580,769            (393,678)
                                                                ------------       ------------        ------------
              Net cash provided by financing activities           11,295,487          2,021,003           3,734,972
                                                                ------------       ------------        ------------
   Net decrease in cash and cash equivalents                         263,028             (9,508)            (62,113)
   Cash and cash equivalents, beginning of period                     59,750             69,258             131,371
                                                                ------------        ------------        ------------
   Cash and cash equivalents, end of period                          322,778       $     59,750        $     69,258
                                                                ============        ============        ============
   Supplemental disclosures of cash flow information: Cash paid during the period for:
         Interest                                                  1,500,676            764,000         $   706,000
         Income taxes                                                      -                  -                   -
                                                                  ==========       ============        ============

                    See accompanying notes to consolidated financial statements.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


1.  Summary of Significant
    Accounting Policies             (a)      The consolidated financial
                                             statements include the accounts of
                                             Diplomat Direct Marketing
                                             Corporation (the "Company") and its
                                             wholly-owned subsidiaries. All
                                             significant intercompany balances
                                             and transactions have been
                                             eliminated.

                                    (b)      Inventories are stated at the lower
                                             of cost or market. Cost is
                                             determined by the first-in,
                                             first-out (FIFO) method.

                                    (c)      Property and equipment are stated
                                             at cost. Depreciation is provided
                                             using primarily the straight-line
                                             method and accelerated methods (for
                                             machinery and equipment) over the
                                             expected useful lives of the
                                             assets, which range from 31.5 years
                                             for the building and real property
                                             to between five and ten years for
                                             machinery, furniture and equipment.

                                    (d)      The Company follows Statement of
                                             Financial Accounting Standards
                                             ("SFAS") No. 109 for income taxes.
                                             Pursuant to SFAS No. 109, deferred
                                             tax assets and liabilities are
                                             determined based on differences
                                             between the financial reporting and
                                             tax bases of assets and liabilities
                                             and are measured by applying
                                             enacted tax rates and laws to
                                             taxable years in which such
                                             differences are expected to
                                             reverse.

                                    (e)      For purposes of the statement of
                                             cash flows, the Company considers
                                             all highly liquid debt instruments
                                             purchased with an original maturity
                                             of three months or less to be cash
                                             equivalents.

                                    (f)      The preparation of financial
                                             statements in conformity with
                                             generally accepted accounting
                                             principles requires management to
                                             make estimates and assumptions that
                                             affect the reported amounts of
                                             assets and liabilities and
                                             disclosure of contingent assets and
                                             liabilities at the date of the
                                             consolidated financial statements
                                             and the reported amounts of
                                             revenues and expenses during the
                                             reporting period. Actual results
                                             could differ from those estimates.

                                    (g)      Computation of Earnings Per Common
                                             Share.

                                             Basic earnings per share has been
                                             computed using the weighted average
                                             number of shares of common stock
                                             outstanding. Diluted earnings per
                                             share includes the assumed
                                             excercise of stock options using
                                             the treasury stock method that
                                             could potentially dilute earnings
                                             per share. In all periods
                                             presented, there were no
                                             differences between basic and
                                             diluted income (loss) per common
                                             share because the assumed exercise
                                             of stock options was anti-dilutive.
                                             The assumed exercise of stock
                                             options could potentially dilute
                                             basic earnings per share amounts in
                                             the future.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                      (h)     Long-lived assets, primarily
                                              property and equipment, goodwill
                                              and customer lists are
                                              periodically reviewed by
                                              management to determine if there
                                              has been a permanent impairment in
                                              their value by evaluating various
                                              factors, including current and
                                              projected operating results. Based
                                              on this assessment, management
                                              concluded that at September 30,
                                              1998 and 1997, the Company's
                                              long-lived assets were fully
                                              realizable.

                                      (i)     The carrying amounts reported in
                                              the balance sheet for cash, trade
                                              receivables, accounts payable and
                                              accrued expenses approximate fair
                                              value based on the short-term
                                              maturity of these instruments.
                                              Long-term debt has been recorded
                                              at its face value which
                                              approximates its fair value based
                                              on its term and interest rate.

                                      (j)     The Company accounts for stock
                                              transactions with employees in
                                              accordance with APB No. 25,
                                              "Accounting for Stock Issued to
                                              Employees". In accordance with
                                              SFAS No. 123, "Accounting for
                                              Stock Based Compensation", the
                                              Company has adopted the pro forma
                                              disclosure requirements contained
                                              therein.

                                      (k)     Direct response advertising costs,
                                              consisting primarily of catalog
                                              preparation, printing and postage
                                              expenditures, are amortized over
                                              the period in which related
                                              revenues are expected to be
                                              realized, generally three to six
                                              months. Advertising costs,
                                              principally the amortization of
                                              such prepaid catalog costs
                                              attributable to continuing
                                              operations, included in the
                                              accompanying statement of
                                              operations were $20,974,673 for
                                              the year ended September 30,
                                              1998, $3,102,588  for the year
                                              ended September 30, 1997 and
                                              none for the nine months ended
                                              September 30, 1996. Included in
                                              other current assets at
                                              September 30, 1998 is $8,051,651
                                              and at September 30, 1997
                                              $1,534,830 of prepaid catalog
                                              costs.

                                      (l)     Revenue is recognized at the time
                                              merchandise is shipped to
                                              customers. Proceeds received for
                                              merchandise not yet shipped are
                                              reflected as "prepaid orders", a
                                              current liability.

                                      (m)     The Company issues merchandise
                                              credits for certain returns of
                                              merchandise sold with substantial
                                              discounts. Unused credits are
                                              periodically written off into
                                              income.

                                      (n)     New Accounting Standards

                                              Statement of Financial Accounting
                                              Standards No. 130, "Reporting
                                              Comprehensive Income," established
                                              standards for reporting and
                                              display of comprehensive income,
                                              its components and accumulated
                                              balances. Comprehensive income is
                                              defined to include all changes in
                                              equity except those resulting from
                                              investments by owners and
                                              distributions to owners. Among
                                              other disclosures, SFAS No. 130
                                              requires that all items that are
                                              required to be recognized under
                                              current accounting standards as
                                              components of comprehensive income
                                              be reported in a financial
                                              statement that is displayed with
                                              the same prominence as other
                                              financial statements.

                                              Statement of Financial Accounting
                                              Standards No. 131, "Disclosures
                                              about Segments of an Enterprise
                                              and Related Information," which
                                              supersedes SFAS No. 14,
                                              "Financial Reporting for Segments
                                              of a Business Enterprise,"
                                              establishes standards for the way
                                              that public enterprises report
                                              information about operating
                                              segments in annual financial
                                              statements and requires reporting
                                              of selected information about
                                              operating segments in interim
                                              financial statements issued to the
                                              public. It also establishes
                                              standards for disclosures
                                              regarding products and services,
                                              geographic areas and major
                                              customers. SFAS No. 131 defines
                                              operating segments as components
                                              of enterprises about which
                                              separate financial information is
                                              available that is evaluated
                                              regularly by Management in
                                              deciding how to allocate resources
                                              and in assessing performance.

                                              Both SFAS Nos. 130 and 131 are
                                              effective for financial statements
                                              for periods beginning after
                                              December 15, 1997 and require
                                              comparative information for
                                              earlier years to be restated. The
                                              adoption of these standards is not
                                              expected to have a material effect
                                              on the Company's financial
                                              position or results of operations.
                                              The Company is currently reviewing
                                              SFAS No. 131 and has of yet
                                              been unable to fully evaluate the
                                              impact, if any, it may have on
                                              future financial statement
                                              disclosures.

                                              Statement of Financial Accounting
                                              Standards No. 133 "Accounting
                                              for Derivative Instruments and
                                              Hedging Activities" establishes
                                              accounting and reporting standards
                                              for Derivative Instruments. The
                                              Company has not in the past nor
                                              does it anticipate that it will
                                              engage in transactions involving
                                              Derivative Instruments which will
                                              impact the Financial Statements.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



2.  Business                        The Company is engaged in two continuing
                                    lines of business and, accordingly, its
                                    operations are classified into two business segments: mail order catalog retail operations, and the manufacturing, marketing and distribution of infants' accessories principally to mass merchants.
                                    In 1998, the Company sold its Biobottoms subsidiary. The operations of that company have been accounted for as a discontinued operations, see note 5.

                                    On November 12, 1996, the Company changed its reporting period to September 30. Effective October 1, 1996, the Company's subsidiaries report their results of operations on a fifty-two/fifty-three week ending on the Saturday closest to September 30.




3. Acquisition of                   (a)      On February 19, 1998, the Company
   Magram                                    (through its wholly-owned
                                             subsidiary, Magram Acquisition
                                             Corp.) closed on the acquisition of
                                             Lew Magram, Ltd. ("Magram"), a New
                                             York corporation with a place of
                                             business in Teaneck, New Jersey,
                                             which is in  the business of mail
                                             order catalogue sales of women's
                                             clothing. For accounting purposes,
                                             the acquisition was effected as of
                                             July 1, 1997, the date that the
                                             Company assumed effective control
                                             of Magram. The acquisition was
                                             accounted for as a purchase and the
                                             consideration consisted of the
                                             issuance of 95,000 shares of the
                                             Company's $.01 par value, Series D,
                                             convertible preferred stock. The
                                             Series D preferred stock is
                                             convertible into 3,166,667 shares
                                             of the Company's common stock
                                             (which assumes a market value of
                                             $4.00 per share). The preferred
                                             stock does not pay any dividends,
                                             but participates with common in any
                                             Company distributions. The
                                             preferred stock has a liquidation
                                             preference of $100 per share. An
                                             additional 250,000 shares of common
                                             stock were also given as
                                             consideration to the sellers. The
                                             fair market  value of the
                                             consideration was
                                             approximately $8.7 million and
                                             acquisition costs were
                                             approximately $646,000. The Company
                                             recorded the carryover basis for
                                             certain selling stockholders of
                                             Magram who are also principal
                                             stockholders of the Company.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                             The net fair market value of
                                             identifiable assets acquired was
                                             approximately $6.9 million, and
                                             included customer lists valued at
                                             $5 million. The customer lists are
                                             being amortized over a period of
                                             10 years. Cost in excess of net
                                             assets acquired amounted to
                                             approximately $10 million and is
                                             being amortized over 25 years.

                                    (b)      In January 1999, the Company, based
                                             upon historical information
                                             developed in conjunction with the
                                             preparation of its September 30,
                                             1998 financial statements,
                                             determined that certain liabilities
                                             of Magram were understated as of
                                             July 1, 1997, and also at September
                                             30, 1997. Such liabilities included
                                             reserves for customer merchandise
                                             returns and credits and unrecorded
                                             liabilities for purchased
                                             merchandise. Consequently, the
                                             accompanying consolidated financial
                                             statements have been restated to
                                             reflect the above adjustments. The
                                             effect of such restatement on the
                                             Company's consolidated balance
                                             sheet and statement of operations
                                             as at and for the year ended
                                             September 30, 1997 is as follows:

                                                                      (000's omitted)
                                                          As                    Reclassifications   As
                                                        reported    Adjustments       (a)         restated
                                                        --------- ------------- ----------------- ---------
                                    Current assets      $17,066    $       -       $(2,651)       $14,415
                                    Property and
                                      equipment           3,465            -          (372)         3,093

                                    Goodwill             10,879        2,515        (3,448)         9,946
                                    Other assets          5,604            -           (45)         5,559
                                                        -------    ---------       -------        -------
                                          Total         $37,014       $2,515       $(6,516)       $33,013
                                                        =======    =========       =======        =======
                                    Current
                                      liabilities       $21,490       $2,736       $(6,436)       $17,790
                                    Long-term debt        1,235            -           (80)         1,155
                                    Stockholders'
                                      equity             14,289         (221)            -         14,068
                                                        -------    ---------       -------        -------
                                          Total         $37,014       $2,515       $(6,516)       $33,013
                                                        =======    =========       =======        =======


                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                                                         (000's omitted)
                                                        As        Adjustments   Reclassifications As
                                                        reported                      (a)         restated
                                                        --------- ------------- ----------------- ---------
                                    Net sales            $35,147      $(297)      $(17,382)       $17,468
                                    Cost of goods sold    16,665        (76)        (7,865)         8,724
                                                        --------   ---------      --------        -------
                                    Gross profit         $18,482      $(221)      $ (9,517)       $ 8,744
                                                        ========   =========      ========        =======
                                    Operating income    $  1,761      $(221)      $    143        $ 1,683
                                                        ========   =========      ========        =======
                                    Net income          $  1,328      $(221)      $      -        $ 1,107
                                                        ========   =========      ========        =======
                                    Net income to
                                      common
                                      shareholders      $    964      $(221)      $     74        $   817
                                                        ========   =========      ========        =======
                                    Net income per
                                      share             $    .16                                      .14
                                                        ========   =========      ========        =======


                                    --------------
                                    (a)      Reflects the discontinued
                                             Biobottoms assets and liabilities.

                                    The following unaudited pro forma summary combines the consolidated results of operations of the Company and Magram as if the acquisition had occurred at the beginning of 1996, after giving effect to certain adjustments, including amortization:

                                                                           Year             Nine months
                                                                           ended               ended
                                                                       September 30,       September 30,
                                                                            1997               1996
                                                                       -------------       -------------
                                                                                  (unaudited)
                                    Net sales                             $55,382,211         $43,772,271
                                    Net loss                               (7,415,554)         (8,397,091)
                                    Net loss per common share                   (1.20)              (1.74)
                                                                          ===========         ===========



                                    The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




    4.  Acquisition of
        Brownstone                  On October 30, 1997, the Company acquired
                                    out of bankruptcy all the assets of Jean
                                    Grayson's Brownstone Studios, Inc., a mail order catalog company for the assumption of approximately $10,000,000 in liabilities and an option to the owners of Jean Grayson's
                                    Brownstone Studios, Inc. to purchase 200,000
                                    shares of Diplomat common stock at $3.9375
                                    (market value) for a period of three years.
                                    The acquisition was accounted for as a
                                    purchase accordingly, the operating results include the operations of Brownstone for the period November 1, 1997 through October 3,
                                    1998. The purchase price was allocated to assets acquired based on their estimated fair value, including customer lists valued at $3,000,000 which will be amortized on a straight line basis over ten years. This treatment results in approximately
                                    $4,000,000 in cost in excess of net assets acquired which will be amortized on a straight line basis over twenty five years.
                                    As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalog. Since Brownstone was in bankruptcy prior to its acquisition in October 1997, presentation of financial information as if it had been acquired on October 1, 1996 was not available and would not be meaningful.

5.  Acquisition and Sale of         (a)      Acquisition of Biobottoms, Inc
    Biobottoms, Inc. and
    Related Financing                        On February 9, 1996, the Company
                                             completed the acquisition of
                                             Biobottoms, Inc. ("Biobottoms"), a
                                             California-based mail-order
                                             catalog company, specializing in
                                             apparel and accessories for
                                             newborn through preteen children,
                                             pursuant to an Agreement and Plan
                                             of Merger made as of December 22,
                                             1995.

                                             The Company paid $2,500,000 for
                                             Biobottoms, $1,000,000 in cash and
                                             $1,500,000 in the form of two
                                             promissory notes to Biobottoms'
                                             stockholders, each in the amount
                                             of $750,000 ("Acquisition Notes").
                                             The notes bore interest at 1% over
                                             the prime rate as defined in the
                                             agreements. One such note was due
                                             six months from the acquisition
                                             date and the second note was due
                                             in two equal installments of
                                             $375,000, nine months and eighteen
                                             months after the date of
                                             acquisition, respectively. The
                                             Company did not make the payments
                                             which were required in August and
                                             November 1996. On December 9,
                                             1996, the Company received
                                             notification of the default from
                                             the former Biobottoms'
                                             stockholders, which required that
                                             the Company cure the default on
                                             the notes within 270 days, or be
                                             subject to enforcement action. On
                                             February 25, 1997, the former

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                             Biobottoms' stockholders agreed
                                             not to initiate enforcement action
                                             under this or subsequent defaults
                                             until not earlier than December
                                             31, 1997. In connection with
                                             obtaining this agreement, Diplomat
                                             agreed to pay the Biobottoms'
                                             stockholders ten installments of
                                             $5,000 to be applied against the
                                             acquisition notes, commencing on
                                             February 21, 1997 and to undertake
                                             to conduct a private placement of
                                             its securities to raise funds for
                                             the remaining balance due on the
                                             acquisition notes. In July 1997,
                                             the Company received proceeds from
                                             a private placement and pursuant
                                             to an agreement with the
                                             Biobottoms' stockholders paid
                                             $1,500,000 in full satisfaction of
                                             all amounts due under the
                                             acquisition notes, and also
                                             amended its consulting agreement
                                             with the former stockholders to
                                             provide for additional
                                             compensation of 29,204 shares each
                                             of the Company's common stock.
                                             Additionally, the Company incurred
                                             costs related to the acquisition
                                             in the amount of approximately
                                             $720,000. Of this amount, $600,000
                                             represents the estimated fair
                                             value of 100,000 shares of the
                                             Company's convertible Series A
                                             preferred stock issued to a
                                             significant stockholder (who is
                                             also a member of the Board of
                                             Directors), as a fee for his
                                             assistance in consummating the
                                             acquisition. The Series A
                                             preferred shares were converted
                                             into 1,000,000 common shares of
                                             the Company during November 1996.

                                             The acquisition of Biobottoms had
                                             been accounted for as a purchase
                                             and, accordingly, its results of
                                             operations are included with the
                                             Company's beginning February 9,
                                             1996.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                    (b)      Financing

                                             Simultaneously with the closing of
                                             the Biobottoms acquisition, the
                                             Company and Biobottoms entered into
                                             a loan and subordinated security
                                             agreement with a director and
                                             principal stockholder of the
                                             Company and an affiliate of such
                                             individual pursuant to which the
                                             Company borrowed from such director
                                             and principal stockholder and
                                             affiliate $2,353,100 and $450,000,
                                             respectively. The loan from the
                                             director and principal stockholder
                                             was utilized to fund the
                                             acquisition of Biobottoms in part.
                                             The loan from the affiliate has
                                             been utilized for working capital
                                             purposes. Subject to an
                                             intercreditor agreement between the
                                             Company's asset-based lender and
                                             other lenders, the $450,000 loan
                                             was paid in full on May 4, 1997.

                                             In connection with such
                                             aforementioned loan by a director
                                             and principal stockholder of the
                                             Company in the amount of
                                             $2,353,100, the Company issued
                                             100,000 shares of its Series A
                                             preferred stock, which were
                                             convertible into 1,000,000 shares
                                             of common stock at the option of
                                             the director and principal
                                             stockholder. The holder of such
                                             shares of preferred stock will
                                             have the right, subject to a
                                             subordination and intercreditor
                                             agreement by and among Congress
                                             Financial Corporation and others,
                                             during any period during which
                                             there shall be an Event of Default
                                             under such loans, as such term is
                                             defined therein, to designate a
                                             majority of the members of the
                                             Board of Directors of the Company.
                                             Such right of designation will
                                             continue during the duration of
                                             any such Event of Default.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                      (c)     Sale of Biobottoms

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

                                              The Company shall retain all
                                              claims for tax refunds, tax loss
                                              carryforwards or carrybacks of
                                              tax credits of any kind
                                              applicable to the business of
                                              Biobottoms prior to the closing
                                              of the asset sale. The Agreement
                                              further specifies that certain
                                              intercompany and affiliated
                                              person liabilities will not be
                                              assumed by the Buyer.

      Following is a summary of net assets and the results of operations of
Biobottoms:
September 30, 1997
Assets-current                   5,904,579
      Property and Equipment       372,757
      Other                      3,493,295
Liabilities-current             (6,435,512)
      Long-Term                    (81,109)
                                 ---------
Net assets to be disposed of     3,254,010
                                 =========



 Periods Ended                1998             1997            1996
---------------               ----             ----            ----
Sales                      $7,539,651      $17,591,784      $11,774,023
                           ----------      -----------      -----------
Cost of Sales               5,105,464        8,074,679        5,942,323
Operating Expenses          5,027,458        9,589,738        6,900,075
Interest                      182,121          223,000           82,103
                           ----------      -----------      -----------
                           10,315,043       17,887,417       12,924,501
                           ----------      -----------      -----------
Net Loss                   (2,775,392)        (295,633)      (1,150,478)
                           ==========      ===========      ===========



6.  Restructuring of                          During the quarter ended
    Operations                                September 30, 1996, management
                                              instituted various actions
                                              designed to significantly cut
                                              costs in the Company's
                                              manufacturing operation located
                                              in Stony Point, New York, and to
                                              refocus the operation on its
                                              most profitable product lines
                                              and channels of distribution.
                                              Towards this end, the following
                                              significant decisions were made:
                                              (i) the former Chief Executive
                                              Officer's contract, which
                                              expired in October 1996, was not
                                              renewed, and all ties with this
                                              officer were severed; (ii)
                                              certain royalty agreements,
                                              specifically those related to
                                              products which the Company is
                                              discontinuing were not renewed
                                              by the Company; (iii) a decision
                                              was made to target primarily
                                              mass merchant customers; and
                                              (iv) significant permanent
                                              cutbacks in personnel and other
                                              operating costs were made.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                    As a result of the actions taken, the
                                    Company incurred restructuring charges of approximately $1,739,000. The restructuring charges include approximately $568,000 primarily for write-offs and other costs associated with the discontinuance of various products and $771,000 for severance pay and professional and consulting fees payable in connection with the restructuring plan.

7.  Conversion of                   Effective September 30, 1996, a significant
Stockholder Debt and                stockholder and member of the Company's
Issuance of Series B &              Board of Directors converted $3,500,285 of
C Preferred Stock                   indebtedness into 290,000 shares of Series B
                                    preferred stock of the Company and 60,000 shares of the Company's Series C preferred stock. Both the Series B and C shares of preferred stock have a liquidation preference of $10 per share ("Liquidation
                                    Value") and a normal dividend of 9% of
                                    Liquidation Value payable monthly. Should the Company not pay the dividends on either the Series B or C preferred stock for three consecutive months, the holder will be entitled to receive 100,000 shares of the Company's common stock for each month that the dividend has not been paid as a penalty.
                                    The preferred stock, based on Liquidation
                                    Value, is convertible into common stock of the Company at 75% of the average market value of the common stock for the ten trading days immediately preceding the day of conversion. The preferred stock also has voting rights equal to 3,500,000 shares of common stock on all matters on which common stock votes, including election of directors. As part of the consideration for the conversion, the holder was issued
                                    500,000 shares of the Company's common
                                    stock. The issuance of the common stock was valued at approximately $.80 per share, the estimated fair value of such shares at the time of issuance.

                                    In September 1997, this significant
                                    stockholder loaned the Company an
                                    additional $1.2 million, with interest at 9%.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



     8. Inventories

                                       Inventories consist of the following:

                                       September 30,                                       1998                1997
                                       -------------                              -------------        -------------
                                       Raw materials and packaging                $     371,573        $    375,510
                                       Work-in-process                                   54,892             365,333
                                       Finished goods                                10,639,915           5,613,776
                                                                                  -------------        -------------
                                                                                    $11,066,380          $6,354,619
                                                                                  =============        =============



     9. Property and Equipment

                                       Property and equipment consist of the following:

                                       September 30,                                       1998                1997
                                       -------------                              -------------        -------------
                                       Land                                         $   420,000         $   420,000
                                       Building                                       1,517,600           1,517,600
                                       Equipment                                      5,757,682           6,132,117
                                                                                   -------------        -------------
                                                                                      7,695,282            8,069,717
                                       Less:  Accumulated depreciation               (3,518,379)          (4,976,981)
                                                                                  -------------        -------------
                                                                                     $4,176,903           $3,092,736
                                                                                  =============        =============

                                       September 30,                                      1998                1997
                                       -------------                              -------------        -------------
    10.     Other Assets
                                       Noncurrent deferred tax asset                  $581,535            $581,535
                                       Other                                            63,556             102,051
                                                                                  -------------        -------------
                                                                                      $645,091            $683,586
                                                                                  =============        =============

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



11.  Revolving Credit
     Agreements                     (a)    In April 1994, the Company entered
                                           into an agreement with Congress
                                           Financial Corporation which has been
                                           extended to July 2000, providing the
                                           Company with a maximum $3,000,000
                                           secured line of credit to be used
                                           for loans and trade letters of
                                           credit. The loans are secured by
                                           substantially all of the Company's
                                           personal property, including
                                           without limitation, accounts
                                           receivable, inventory and
                                           trademarks. The interest rate on
                                           loans is two percent (2%) above the
                                           prime rate announced by Core States
                                           Bank. The credit agreement contains
                                           restrictions relating to the
                                           payment of dividends. Additionally,
                                           prior to amendment, the Company was
                                           required to maintain a minimum of
                                           $3,500,000 in stockholders' equity
                                           and a minimum of $4,500,000 of
                                           working capital (excluding the
                                           Congress loan and certain
                                           subordinated debt). At September
                                           30, 1996, the Company was not in
                                           compliance with these financial
                                           covenants, however, Congress
                                           continued to extend the Company
                                           credit under the terms of the
                                           original agreement. On February 25,
                                           1997, the violations were waived by
                                           Congress, and the Company and
                                           Congress agreed on revised
                                           financial covenants. Under the
                                           revised agreement, the
                                           stockholders' equity and working
                                           capital minimums (excluding the
                                           Congress loan and certain
                                           subordinated debt) were reduced to
                                           $750,000 and $500,000,
                                           respectively, and was
                                           increased during the fiscal year
                                           ending September 30, 1997 to
                                           ($250,000) and $1,500,000,
                                           respectively. The Company has
                                           received waivers  for its failure to
                                           comply with the reporting and
                                           financial requirements of the
                                           Agreement through  September 30,
                                           1998, and is currently negotiating
                                           revised financial covenants to
                                           reflect the current corporate
                                           structure.

                                    (b)    Under the terms of the credit
                                           agreement, the Company could borrow
                                           up to 85% (reduced to 80% in the
                                           third quarter of 1997) of the
                                           amount of eligible accounts
                                           receivable (as defined in the
                                           agreement), not to exceed the
                                           maximum credit. In February 1995,
                                           the agreement was amended to adjust
                                           the formula used to determine the
                                           amount available for revolving
                                           loans by including therein an
                                           amount based upon eligible
                                           inventory not to exceed $750,000.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                    (c)      As of October 30, 1997, Brownstone
                                             entered into a loan agreement which
                                             expires in February 2000 with
                                             Congress providing Brownstone with
                                             a maximum $5,500,000 secured line
                                             of credit to be used for loans and
                                             trade letters of credit. The line
                                             of credit is secured by all of the
                                             assets of Brownstone and guaranteed
                                             by the Company and Magram. The
                                             interest rate is two percent (2%)
                                             above the prime rate announced by
                                             Core States Bank. The loan
                                             agreement provides for certain
                                             restrictive covenants, including
                                             restrictions on Brownstone's debt
                                             financing, dividends and
                                             distributions, and transactions
                                             with the Company and its
                                             subsidiaries. The loan agreement
                                             also requires Brownstone maintain a
                                             net worth (excluding debt
                                             subordinated to the Congress loan)
                                             of $300,000 until June 30, 1998,
                                             and $500,000 thereafter. The
                                             Company has  received waivers for
                                             its failure to comply with the
                                             reporting and financial
                                             requirements  through September 30,
                                             1998

                                    (d)      Prior to the acquisition of Magram,
                                             Magram had entered into a loan
                                             agreement,  dated as of  August 13,
                                             1996, which expires in July 1999,
                                             with Congress providing Magram with
                                             a maximum of $5,000,000 secured
                                             line of credit to be used for loans
                                             and trade letters of credit. The
                                             line of credit is secured by all of
                                             the assets of Magram and guaranteed
                                             by the Company and Brownstone. The
                                             interest rate is one and one-half
                                             percent (1 1/2%) above the prime
                                             rate announced by Core States Bank.
                                             The loan agreement provides for
                                             certain restrictive covenants,
                                             including restrictions on Magram's
                                             debt financing, dividends and
                                             distributions and transactions with
                                             the Company and its subsidiaries.
                                             The loan agreement also requires
                                             Magram maintain working capital of
                                             at least $1,500,000 and net worth
                                             (excluding debt subordinated to the
                                             Congress loan) of $1,600,000. Upon
                                             the acquisition of Lew Magram,
                                             these covenants were waived by
                                             Congress, and the Company and
                                             Congress are currently negotiating
                                             revised contracts.

                                             The lines of credit between
                                             Congress and each of the Company,
                                             Brownstone and Magram are
                                             guaranteed by a principal
                                             shareholder and director up to an
                                             aggregate maximum amount of
                                             $1,000,000.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



12.  Long-term Debt

                                       Long-term debt consists of the following:

                                       September 30,                                    1998                 1997
                                       -------------                              ----------           -----------
                                       12% subordinated debenture due
                                         June 2003 (a)                            $5,000,000           $        -
                                       Note payable - bank, payable in
                                         monthly installments of $10,018
                                         which includes interest at
                                         8.375% due August 2010. The note
                                         is collateralized by land and
                                         building and is guaranteed by a
                                         former stockholder.                         911,877              952,806
                                       Note payable - bank, payable in
                                         monthly installments of $7,201
                                         which includes interest at 12%.
                                         The note is collateralized by
                                         land and buildings and is
                                         cosigned by a former stockholder (b)        544,811              564,540
                                       Equipment loans - payable in
                                         monthly installments                        775,983              450,851
                                       Other                                          90,730               10,366
                                                                                  ----------           -----------
                                                                                   7,323,401            1,978,563
                                       Less:  Current maturities                     939,816              823,918
                                                                                  ----------           -----------
                                       Long-term debt                             $6,383,585           $1,154,645
                                                                                  ==========           ===========


                                    ------------

                                    (a)      On June 29, 1998, the Company
                                             issued $5,000,000 principal
                                             amount of its 12% subordinated
                                             secured debentures to Sirrom
                                             Capital Corporation, d/b/a Tandem
                                             Capital ("Tandem Debentures").
                                             The debentures are due June 29,
                                             2003, and bear interest at 12%,
                                             payable quarterly. The Tandem
                                             Debentures are secured by all of
                                             the personal property of the
                                             Company and its subsidiaries and
                                             includes

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                             certain restrictive covenants,
                                             including restrictions on
                                             dividends and distributions,
                                             additional debt financing and
                                             transaction with the Company and
                                             its subsidiaries. The Company also
                                             issued warrants in connection with
                                             the issuance of the Tandem
                                             Debentures. The Company issued
                                             warrants to purchase up to 208,300
                                             shares of its common stock
                                             exercisable at $2.35 for five
                                             years. The value of the warrants
                                             is immaterial and no original
                                             issue discount has been recorded.
                                             An additional 416,600 warrants
                                             will be issued on February 28,
                                             1999 if the debenture is still
                                             outstanding at an exercise price
                                             equal to 80% of the average
                                             closing bid price for the twenty
                                             days prior to their issuance. An
                                             additional 200,000 warrants will
                                             be issued on each anniversary that
                                             the debenture is outstanding at an
                                             exercise price equal to 80% of the
                                             average closing bid price for the
                                             twenty days prior to their
                                             issuance. The exercise price is to
                                             be adjusted downward if the
                                             Company's common stock price is
                                             below this exercise price to an
                                             exercise price equal to the
                                             greater of 80% of the market price
                                             or $2.00 per share.

                                    (b)      Full payment of this mortgage was
                                             due on January 26, 1997. The lender
                                             agreed to extend the mortgage to
                                             March  1999. The Company is in the
                                             process of refinancing the
                                             mortgage.

                                      The maturities of long-term debt are as
                                      follows:

                                       1999                                       $939,816
                                       2000                                        367,743
                                       2001                                        237,945
                                       2002                                        166,217
                                       2003                                      5,120,216
                                       Thereafter                                  491,464
                                                                                ----------
                                                                                $7,323,401
                                                                                ==========

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




13.  Stockholders' Equity           (a)      On December 31, 1992, the Board of
                                             Directors adopted a stock option
                                             plan which allows for the grant of
                                             options to employees and
                                             non-employees to purchase up to
                                             200,000 shares of the Company's
                                             common stock. The exercise price
                                             per share cannot be less than the
                                             fair market value of the Company's
                                             common stock on the date of grant.
                                             During each of 1996 and 1995, the
                                             Company issued 75,000 options
                                             exercisable at $1.50 per share.
                                             There were no options exercised or
                                             cancelled during either of the
                                             years presented.

                                    (b)      On November 4, 1998, 581,175
                                             warrants to purchase shares of the
                                             Company's common stock at $3.50 per
                                             share issued in connection with the
                                             Company's initial public offering
                                             of its common stock expired.

                                    (c)      During 1995, warrants to purchase
                                             1,500,000 shares of common stock
                                             were granted; 500,000 of these
                                             warrants, exercisable at $1.37 per
                                             share, were exercised resulting in
                                             net proceeds to the Company of
                                             $628,000. The remaining 1,000,000
                                             warrants were exercisable as
                                             follows: (i) 500,000 at $3.00 per
                                             share expiring on July 18, 1996 and
                                             (ii) 500,000 at $1.00 per share
                                             expiring on July 18, 1997, which
                                             were exercised during 1997. The
                                             warrants expiring July 18, 1996
                                             were not exercised.

                                    (d)      In September 1996, the Company
                                             issued 500,000 common shares at
                                             $.95 per share to previously
                                             unrelated investors from the
                                             exercise of warrants. Net proceeds
                                             to the Company were $475,000.

                                    (e)      In May 1997, pursuant to an
                                             agreement in 1996, the Company
                                             issued to a principal shareholder
                                             and officer an aggregate of 550,000
                                             shares of common stock valued at
                                             $400,000  ($.75 per share)in
                                             consideration of his waiver of
                                             certain compensation owed to him
                                             and for restructuring certain debt
                                             owed to him, waiving certain
                                             defaults and providing an
                                             additional loan to the Company in
                                             the aggregate amount of $600,000
                                             during 1996.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




                                    (f)      In March 1997, the Company approved
                                             the issuance of 52,217 shares of
                                             common stock to a principal
                                             shareholder and officer in lieu of
                                             the dividend payments due under the
                                             Series B and Series C preferred
                                             stock.

                                    (g)      On September 9, 1996, the Company
                                             entered into an agreement with
                                             Gersten, Savage, Kaplowitz &
                                             Fredericks, LLP ("GSK&F") which
                                             provided that GSK&F will provide
                                             certain legal and consulting
                                             services to the Company over an
                                             extended prior of time. In 1997 as
                                             compensation for its services,
                                             certain individual members of GSK&F
                                             received an aggregate of 350,000
                                             shares of common stock and options
                                             to purchase an aggregate of 150,000
                                             shares of common stock at $2.50 per
                                             share.


                                    (h)      In November 1996, the Company
                                             issued an aggregate of 1,060,000
                                             options to 35 employees of the
                                             Company, including two executive
                                             officers and one outside director,
                                             pursuant to the November 1996 Plan.
                                             The options are exercisable at
                                             $1.00 per share, vest over a period
                                             of five years, and expire ten years
                                             from the date of grant, if not
                                             sooner, due to termination or death
                                             of the employee.

                                             Options to purchase 620,000 shares
                                             expired on June 17, 1998 and
                                             150,000 options were granted with
                                             an exercise price of $2.375.

                                    (i)      In May 1997, the Company issued an
                                             aggregate of 150,000 options
                                             pursuant to the November 1996 Plan,
                                             50,000 of which were issued to
                                             Howard Katz, a director of the
                                             Company, and 100,000 of which were
                                             issued to Mr. Fredericks in
                                             connection with his agreement to
                                             become a member of the Company's
                                             Board of Directors. Such options
                                             are exercisable at $1.875 per
                                             share.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




                                    (j)      In May 1997, the Company authorized
                                             the issuance of 200,000 shares of
                                             common stock to a principal
                                             shareholder and officer in
                                             consideration of his extending
                                             loans to the Company, as well as
                                             extending a personal guarantee to
                                             Congress on behalf of the Company.

                                    (k)      Between May and July 1997, the
                                             Company issued an aggregate of
                                             100,000 and 58,408 shares of common
                                             stock  in connection with the
                                             acquisitions  of Magram and
                                             Biobottoms. The shares were
                                             recorded at fair market value  with
                                             a corresponding increase in
                                             goodwill. During the same period
                                             options  to acquire 200,000 shares
                                             of common stock were issued to six
                                             consultants. Of the 200,000
                                             options, 50,000 are exercisable at
                                             $1.75 per share and 150,000 are
                                             exercisable at $1.875 per share.

                                    (l)      From May 1997 through September
                                             1997, the Company sold 1,250,000
                                             shares of its common stock in a
                                             private placement of its securities
                                             in which it raised $2,500,000. In
                                             addition to these shares, the
                                             Company issued to European
                                             Community Capital a placement
                                             agent's warrant exercisable to
                                             purchase up to 200,000 shares of
                                             common stock at $3.3125 per share.
                                             The Company issued an option to a
                                             principal of the common stock at
                                             $3.3125 per share. The Company
                                             issued an option to a principal of
                                             the placement agent to purchase up
                                             to 100,000 shares of common stock
                                             at $2.00 per share.

                                    (m)      In September 1997, a principal
                                             shareholder and officer made an
                                             additional loan to the Company in
                                             the amount of $1,200,000.

                                    (n)      In October 1997, in part to raise
                                             capital for the Company's
                                             acquisition out of bankruptcy of
                                             the assets of Brownstone, the
                                             Company completed a private
                                             offering of its securities which
                                             raised $3,620,000 from accredited
                                             investors. The private placement
                                             consisted of units, each unit
                                             consisting of ten shares of Series
                                             E preferred stock and 7,500 shares
                                             of common stock at a purchase price
                                             of $10,000 per unit. As a result,
                                             the Company issued an
                                             aggregate of 3,630 shares of Series
                                             E preferred stock and 2,722,500
                                             shares of common stock.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                    (o)      On June 29, 1998, the Company
                                             completed the sale of subordinated
                                             debentures to Tandem Capital in the
                                             amount of $5,000,000 to be used for
                                             working capital. In connection with
                                             the transaction, the Company issued
                                             warrants to purchase 208,300 shares
                                             of common stock.

At September 30, 1998 the components of the Preferred Stock were:


                      Shares                         Par Value
            -------------------------------------------------------------------
                Issued     Outstanding     Per Share     Total     Liquidation
                ------     -----------     ----------    -----       Value
                                                                   -----------
Series A(d)      100,000     100,000        $.01          1000     $  -
Series B(a)      290,000     290,000         .01          2900       2,900,280
Series C(a)       60,000      60,000         .01           600         600,000
Series D(b)       95,000      92,503         .01           950       9,250,300
Series E(c)        3,630       3,630         .01            36       3,630,000
                                                                   -----------
                                                                   $16,380,580
                                                                   ------------
                                                                   ------------

---------------------
(a) Convertible into common into common stock at 75% of "current market price" with a dividend of 9% of liquidation value and 10 votes per share.
(b)  Shares issued in connection with the Magram aquisition (see Note 2(a)).
(c) Redeemable at the option of the Company with a dividend based on liquidation value of 6% increased to 12% if not redeemed by October 2000.
(d)  Converted into 1,000,000 shares of common stock in November 1998.





14.  Concentrations of              Financial instruments that potentially
     Credit Risk                    subject the Company to concentrations of
                                    credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables include concentrations of trade accounts in the juvenile products industry.

15.  Net Sales                      Two customers of Ecology Kids accounted for
                                    the following percentage of net sales from continuing operations. No customer exceeded
                                    10% of net sales in 1998.

                                                                                Percentage of net
                                                                                     sales
                                                                                -----------------
                                    Year ended September 30, 1997                 12            8
                                    Nine months ended September 30, 1996          11           40
                                                                                 ====        ====

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



16. Commitments and                   (a)     Sales Tax Audit
    Contingencies
                                              In November 1997, Magram was
                                              served with a proposed assessment
                                              related to a sales tax audit
                                              aggregating approximately $2.4
                                              million (including penalties and
                                              interest). This matter was settled
                                              for $350,000 and has been accrued
                                              at October 3, 1998. The liability
                                              was  recorded as of the
                                              acquisition date of Magram.


                                      (b)     Merchandise Credits

                                              Because of Magram's policy of
                                              periodically writing off into
                                              income unused merchandise credits
                                              issued with the return of sale
                                              merchandise, it may be liable for
                                              future claims on such amounts
                                              previously written off. The
                                              amounts written off into income
                                              for 1997 and 1998 were $742,000
                                              and $3,398,000 respectively.

                                      (c)     Employment Agreements

                                              In connection with the Magram
                                              acquisition, the Company entered
                                              into three-year employment
                                              agreements with three former
                                              principals of Magram to serve in
                                              executive capacities with the
                                              acquired company. Aggregate
                                              minimum annual compensation under
                                              these agreements is $657,000 for
                                              the first two years and $692,000
                                              for the third year.s wir 132

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                      (d)     Leases

                                              The Company rents real and
                                              personal property under long-term
                                              lease agreements which expire at
                                              various dates through December
                                              2004. Although the lease on the
                                              facility  used in the Magram and
                                              Brownston operations will expire
                                              in August 1999, the Company
                                              intends to  exercise its option to
                                              extend to 2004. Future minimum
                                              rentals under noncancellable
                                              operating leases are as follows:

                                              Fiscal year ending                     Amount
                                              -----------------------------------------------

                                              1999                              $   654,756
                                              2000                                  663,996
                                              2001                                  674,780
                                              2002                                  543,736
                                              2003                                  465,000
                                              Thereafter                            465,000
                                                                                -----------
                                                                                $ 3,467,268
                                                                                ===========

                                             Rent expense amounted to
                                             approximately $890,000, $823,277
                                             and $226,000 for the years ended
                                             September 30, 1998 and 1997 and
                                             the nine months ended September
                                             30, 1996, respectively.

                                    (e)      Litigation

                                              In September 1996, the Company was
                                              named as a defendant in an action
                                              brought in the Supreme Court of
                                              New York. The plaintiff alleges
                                              that the defendants' (including
                                              the Company) negligent maintenance
                                              of a railroad crossing adjacent to
                                              the Company's property caused him
                                              to collide with a train. The
                                              plaintiff is seeking $10,000,000
                                              in damages for his injuries, and
                                              his spouse is seeking an
                                              additional $1,000,000 in damages
                                              for loss of the plaintiff's
                                              services. The Company and its
                                              insurance carrier intend to
                                              vigorously defend this action.
                                              The ultimate outcome of the
                                              litigation cannot be presently
                                              determined. The Company
                                              has $1,000,000 of insurance
                                              coverage which could be applied to
                                              any liability posed by this
                                              matter.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                             In February 1997, Francine Nichols,
                                             a former consultant of the Company,
                                             commenced an action against the
                                             Company in the Supreme Court of the
                                             State of New York, New York County,
                                             to recover approximately $240,000
                                             allegedly due under a consulting
                                             agreement between Ms. Nichols and
                                             the Company. In March 1998, Paul
                                             Russo filed a complaint against the
                                             Company alleging that he is
                                             entitled to the Unit Purchase
                                             Option. The Company disputes each
                                             claim and intends to vigorously
                                             defend against them and believes
                                             that it will prevail.



17. Income Taxes                    The following analyzes the deferred tax
                                    assets at September 30, 1998 and 1997:

                                                                                           1998             1997
                                                                                          -------          ------
                                       Net operating loss carryforward                    $ 3,485,000      $ 2,915,000
                                       Depreciation                                           100,000          102,000
                                       Inventory                                            1,016,000        1,016,000
                                       Other items                                            164,000          164,000
                                                                                          -----------      -----------
                                                                                            4,765,000        4,197,000
                                       Less:  Valuation allowance                          (3,403,000)      (2,835,000)
                                                                                          ----------       -----------
                                             Deferred tax asset                           $ 1,362,000      $ 1,362,000
                                                                                          ===========      ===========


                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                      A valuation allowance is provided to
                                      reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax asset reflects management's estimates of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance was $2,835,000 at September 30, 1997, which represents a decrease of $212,000 over the amount reported at September 30, 1996. The current portion of the deferred tax asset amounts to $780,464, and is included with other current assets. The long-term portion amounts to $581,536 and is included with other assets. The increase in the deferred tax assets in 1998 was fully reserved.

                                      As of September 30, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $7,300,000 which are available to offset future Federal taxable income through 2009.

                                      The provision for income taxes differs
                                      from the amount computed by applying the 34% Federal statutory income tax rate to the net loss before provision for income taxes as follows:


                                                                                                         Nine months
                                                                         Year ended September 30,           ended
                                                                         -------------------------      September 30,
                                                                           1998            1997              1996
                                                                         ---------        ---------     -------------
                                       Income tax benefit computed
                                         at statutory rate               $ 568,000         $ 376,000      $ (2,456,000)
                                       Tax benefit of net operating
                                         loss carryforward                       -          (376,000)                -
                                       State tax benefit, net of
                                         Federal tax benefit                     -             1,567          (313,000)
                                       Adjustment to valuation
                                         allowance                        (568,000)         (212,000)        2,769,000
                                                                         ---------         ---------     -------------
                                       Income tax (benefit) as
                                         reported                        $       -         $(210,433)(1) $           -
                                                                         =========         =========     =============

(1) Includes amounts attributable to discontinued operations.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




18. Business Segment                Summarized financial information by business
    Information                     segment for the year ended:


                                                                                       1998                 1997            1996
                                                                                     --------             --------        ---------
                                       Net sales:

                                          Specialty catalog retail operations       $67,921,661         $10,575,342               -
                                          Mass merchant manufacturing and
                                             distribution                             6,663,931           6,892,724     $ 7,448,778
                                                                                   ------------         -----------     -----------
                                                                                    $74,585,592         $17,468,066      $7,448,778
                                                                                   ============         ===========     ===========
                                       Operating income:

                                          Specialty catalog retail operations      $  2,611,731         $   246,944               -
                                          Mass merchant manufacturing and
                                             distribution                               414,850           1,436,434     $(5,354,595)
                                          Diplomat Corporate                           (411,658)
                                                                                   ------------         -----------     -----------
                                                                                   $  2,614,923         $ 1,683,378     $(5,354,595)
                                                                                   ============         ===========     ===========
                                       Total assets:

                                          Specialty catalog retail operations       $43,319,650         $27,597,554               -
                                          Mass merchant manufacturing and
                                             distribution                             4,666,520           5,415,333     $ 7,762,190
                                          Diplomat Corporate                          2,972,713
                                                                                   ------------         -----------     -----------
                                                                                    $50,958,883         $33,012,887     $ 7,762,190
                                                                                   ============         ===========     ===========
                                       Depreciation and amortization:

                                          Specialty catalog retail operations       $ 1,904,052         $   530,481               -
                                          Mass merchant manufacturing and
                                             distribution                               106,490             105,124     $    85,682
                                                                                   ------------         -----------     -----------
                                                                                    $ 2,010,542         $   635,605     $    85,682
                                                                                   ============         ===========     ===========
                                       Capital expenditures:

                                          Specialty catalog retail operations      $    978,391         $   176,206               -
                                          Mass merchant manufacturing and
                                             distribution                                 7,558              20,138     $     8,463
                                                                                   ------------         -----------     -----------
                                                                                   $    985,949         $   196,344     $     8,463
                                                                                   ============         ===========     ===========

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



19. Stock Option Plans              The Company's 1992 Stock Option Plan ("1992
                                    Stock Option Plan") provides for the
                                    issuance of up to 200,000 shares of common stock upon exercise of incentive stock options and is intended to qualify under
                                    Section 422 of the Internal Revenue Code of
                                    1986, as amended ("Code").

                                    The 1992 Stock Option Plan may be
                                    administered by the Board of Directors or by a stock option committee of the Board of Directors (the "Committee"). Incentive stock options are granted under the 1992 Stock Option Plan to employees generally on the basis of the recipient's responsibilities and the achievement of performance objectives. Subject to the limitations set forth in the 1992 Stock Option Plan, the Board or the Committee has the authority to determine when the options may be exercised and vest. Under the Plan, the per share exercise price may not be less than the greater of 100% of the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the per share exercise price must be at least 110% of the fair market value on the date of grant and the term may not be longer than five years. As of this date, the Company has outstanding an aggregate of 130,000 stock options, exercisable at $1.50 per share, all of which are held by affiliates or employees of the Company at the time of grant.

                                    August 1996 Stock Option Plan

                                    The Company also established a nonqualified stock option plan providing for the issuance of up to 1,500,000 shares of common stock to its directors, officers, key employees and consultants (the "August 1996 Plan"). To date, the Company has granted directors, officers and key employees an aggregate of 150,000 incentive and nonqualified stock options, at an exercise price of $2.00 per share and 500,000 nonqualified stock options issued and exercised by a consultant. Future grants could have an adverse effect on the market price of the Company's securities.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                      November 1996 Stock Option Plan

                                      Under the Company's November 1996
                                      Incentive Stock Option Plan (the "November
                                      1996 Plan"), options to purchase a maximum of 1,500,000 shares of common stock of the Company (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. 1,060,000 of such options have been granted at an exercise price of $1.00, of which 620,000 options expired on June 17, 1998, 150,000 are exercisable at $2.375 and 50,000 are exercisable at $1.00. The options to be granted under the November 1996 Plan are designated as incentive stock options or nonincentive stock options by the Board of Directors which also have discretion as to the persons to be granted options, the number of shares subject to the options and terms of the option agreements. Only employees, including officers and part-time employees of the Company, and nonemployee directors, consultants and advisors and other persons who perform significant service for or on behalf of the Company, may be granted incentive stock options; officers and directors who currently own more than 5% of the issued and outstanding stock are not eligible to participate in the November 1996 Plan.

                                      The November 1996 Plan provides that
                                      options granted thereunder shall be
                                      exercisable during a period of no more
                                      than ten years from the date of grant,
                                      depending upon the specific option
                                      agreement and that, with respect to
                                      incentive stock options, the option
                                      exercise price shall be at least equal to 100% of the fair market value of the common stock at the time of the grant.

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




                                      1998 Stock Option Plan

                                      The Company's 1998 Stock Option Plan (the
                                      "1998 Plan") was adopted by the Board of Directors in February, 1998 and approved by the stockholders in May, 1998. Under the 1998 Plan, the Company is authorized to issue options to purchase up to 1,200,000 shares of common stock. All officers and other employees of the Company and other persons who perform significant services for or on behalf of the Company are eligible to participate in the 1998 Plan.

                                      The Company may grant under the 1998 Plan both incentive stock options ("Incentive Stock Options") within the meaning of
                                      Section 422 of the Internal Revenue Code of 1986, as amended (the "code"), and stock options that do not qualify for incentive treatment under the Code ("Nonstatutory Options").

                                      The Plan shall be administered by the
                                      Board of Directors of the Company (the
                                      "board"), if each member is a
                                      "disinterested" person within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"), or a committee (the "Committee") of two or more directors, each of whom is a disinterested person.

                                      Subject to the provisions of the 1998
                                      Plan, the Committee has the authority to construe and interpret the 1998 Plan, to prescribe, adopt, amend and rescind rules and regulations relating to the administrations of the 1998 Plan and to make all other determinations necessary or advisable for its administration. Subject to the limitations of the 1998 Plan, the Committee also selects from among the eligible persons those individuals who will receive options, whether an optionee will receive Incentive Stock Options or Nonstatutory Options, or both, and the amount, price, restrictions and all other terms and provisions of such options (which need not be identical).

                                           Diplomat Direct Marketing Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                      The exercise price of each Incentive Stock
                                      Option under the Option Plan will be
                                      determined by the Committee, but will not be less than 100% of the "Fair Market Value" (as defined in the 1998 Plan) of common stock on the date of grant (or 110% in the case of an employee who at the time owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Nonstatutory Option exercise price will be determined by the Committee, but will not be less than 85% of the common stock on the date of grant.

                                      Under the 1998 Plan, the Company has
                                      outstanding options to purchase an
                                      aggregate of 700,000 shares of common
                                      stock exercisable at $2.75 per share, all of which are held by employees of the Company. Options to purchase 200,000 shares of common stock become exercisable upon Brownstone meeting certain minimum net income. These options will be recorded, when and if, the net income assessments are met. The remaining outstanding options become exercisable over four years.

                                      The following table is a summary of stock option information for 1996 through 1998:

                                 Option           Price Range          Average
                                 Shares            Per Share            Price
                                 ------           -----------          -------

Outstanding 1/1/96              130,000               $1.50              $1.50

Granted                         650,000           $.95 to $2.50          $1.34

Exercised                       500,000               $.95               $ .95

Forfeited                             0                  0                   0
------------------------------------------------------------------------------

Outstanding 10/1/96             280,000           $1.50 - $2.50          $2.04

Granted                       1,485,000           $1.00 - $3.125         $1.21

Exercised                             0                  0                   0

Forfeited                             0                  0                   0
------------------------------------------------------------------------------

Outstanding 10/1/97           1,765,000          $1.00 to $3.125         $1.67

Granted                         750,000          $1.00 to $2.75          $2.63

Exercised                        35,000           $1.75 to $1.85         $1.84

Forfeited                       620,000              $1.00               $1.00
------------------------------------------------------------------------------
Outstanding 9/30/98           1,860,000           $1.00 to $3.125        $2.05
==============================================================================

Exercisable at year-end
   9/30/96                      130,000              $1.50               $1.50
   9/30/97                      527,000           $1.00 - $3.125         $1.61
   9/30/98                      831,000           $1.00 - $3.125         $2.02


Available for future grants
             1992     Aug 1996   Nov 1996     1998
             Plan       Plan       Plan       Plan
             ----       ----       ----       ----

9/30/98    70,000      850,000   710,000     500,000

The following table summarizes information about stock options outstanding at September 30, 1998.

Range of Exercise prices:      $1.00 - $3.125

Outstanding options
   Number outstanding at
     September 30, 1998             1,860,000

Weighted average remaining
   contractual life (years)               3.5

Weighted average
   exercise price                       $2.05

Exercisable options
   Number outstanding at
      September 30, 1998              831,000

Weighted average
   exercise price                       $2.02


                                      In fiscal 1997, the Company adopted the
                                      disclosure provisions of SFAS No. 123,
                                      "Accounting for Stock-Based Compensation".
                                      For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended September 30, 1998 and 1997 and nine months ended September 30, 1996: annual dividends of $-0-; expected volatility of 46.10% in 1988 and 94.99% in 1997; risk-free interest rate of 7% and expected life of five years. The weighted average fair value of stock options granted during the years ended September 30, 1998 and 1997 and nine months ended September 30, 1996 was $1.51, $1.17 and $1.48, respectively. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $2,257,683 and $ .21 per share and $550,088 and $.09 per share for the years ended September 30, 1998 and 1997 and $8,298,400 and $1.82 per share for the nine months ended September 30, 1996.

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Lew Magram Ltd.

We have audited the accompanying statements of operations and cash flows of Lew Magram Ltd. for the year ended January 4, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lew Magram for the year ended January 4, 1997, in conformity with generally accepted accounting principles.

New York, New York
May 16, 1997 except
for Note 2 which is
as of February 19, 1998
                                              BDO SEIDMAN LLP

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Lew Magram Ltd.

We have audited the accompanying statements of operations and cash flows of Lew Magram Ltd. for the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lew Magram for the six months ended June 30, 1997, in conformity with generally accepted accounting principles.

New York, New York
January 30, 1999
                                              FELDMAN SHERB EHRLICH & CO. P.C.
                                                Certified Public Accountants

                                                                 Lew Magram Ltd.

                                                        Statements of Operations


                                                                              Six months ended          Year ended
                                                                               June 30, 1997         January 4, 1997
                                                                              ----------------       ---------------
   Net sales                                                                      $19,642,703            $51,926,603
   Cost of goods sold                                                              11,960,210             25,111,912
                                                                                 ------------            -----------
           Gross profit                                                             7,682,493             26,814,691
   Selling, general and administrative expenses                                    14,670,290             28,296,249
                                                                                 ------------            -----------
           Operating loss                                                          (6,987,797)            (1,481,558)
   Other income (expense)                                                            (218,636)               691,553
                                                                                 ------------            -----------
           Loss before income taxes                                                (7,206,433)              (790,005)
   Income taxes                                                                       (70,000)                     -
                                                                                 ------------            -----------
   Net loss                                                                      $ (7,276,433)           $  (790,005)
                                                                                 ============            ===========


                                 See accompanying notes to financial statements.

                                                                 Lew Magram Ltd.

                                                        Statements of Cash Flows

                                                                               Six months ended          Year ended
                                                                                June 30, 1997          January 4, 1997
                                                                               ----------------        ---------------
   Cash flows from operating activities:
      Net loss                                                                    $(7,276,433)           $  (790,005)
                                                                                  -----------            -----------
      Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
           Depreciation and amortization                                              303,547                546,030
           Unrealized gain in marketable securities                                         -                (12,000)
           Decrease(increase) in:
              Accounts receivable                                                     (10,977)                83,216
              Inventories                                                             938,598                (67,018)
              Prepaid expenses and other current assets                                 6,363               (991,238)
              Other assets                                                                  -                 34,937
           Increase (decrease) in:
              Accounts payable                                                       (469,981)               804,867
              Accrued expenses                                                      5,278,391                638,927
                                                                                  -----------            -----------
                 Total adjustments                                                  6,045,941              1,037,721
                                                                                  -----------            -----------
                 Net cash provided by (used in) operating activities               (1,230,492)               247,716
                                                                                  -----------            -----------
   Cash flows from investing activities:

      Capital expenditures                                                            (87,175)              (543,950)
                                                                                  -----------            -----------
   Cash flows from financing activities:

      Increase in long-term debt                                                    1,369,084                325,547
      Issuance of preferred stock                                                   2,000,000                      -
      Dividends on preferred stock                                                    (24,466)                     -
      Payments under capital leases                                                  (199,121)               138,606
      Redemption of stockholder                                                       (77,619)                46,774
                                                                                  -----------            -----------
                 Net cash provided by financing activities                          3,067,878                510,927
                                                                                  -----------            -----------
   Net increase in cash                                                             1,750,211                214,693
   Cash, beginning of period                                                          285,796                 71,104
                                                                                  -----------            -----------
   Cash, end of period                                                            $ 2,036,007            $   285,797
                                                                                  ===========            ===========



                                 See accompanying notes to financial statements.

                                                                 Lew Magram Ltd.

                                                   Notes to Financial Statements



1.  Summary of Accounting           Description of Business
    Policies
                                    The Company is a mail order ladies apparel retailer.

                                    Inventories

                                    Inventories consisting of finished goods are valued at the lower of cost (first-in, first-out) or market.

                                    Catalogue and Advertising Expenses

                                    The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

                                    Direct-response advertising consists
                                    primarily of mail order catalogues that
                                    include order forms for the Company's
                                    products. The capitalized costs of the
                                    catalogue are amortized over the shipping season of the products appearing in the catalogues, which does not exceed 6 months.

                                    The Company began a production development program that extends the useful lives of certain production costs over many catalogue seasons. These costs are being amortized on a straight-line basis over 18 months, the estimated useful life, and consist of photography, modeling and color separation costs.

                                    Property, Equipment and Depreciation

                                    Depreciation and amortization are computed by both accelerated and straight-line methods based on the estimated useful lives of the assets.

                                                                 Lew Magram Ltd.

                                                   Notes to Financial Statements



                                      Revenue Recognition

                                      Revenue is recognized at the time
                                      merchandise is shipped to customers.
                                      Proceeds received for merchandise not yet shipped are reflected as "open prepaid orders," a current liability. In addition, the Company passes on the cost of parcel shipments directly to the customer as part of the postal and handling charge, which is customary in the direct mail industry. This is reflected as a reduction of operating expenses.

                                      The Company also derives revenue through the rental of their customer mailing list, which is reflected in other income.

                                      Merchandise Credits

                                      The Company issues merchandise credits for certain returns of merchandise sold with substantial discounts. Unused credits are periodically written off into income.

                                      Income Taxes

                                      The Company elected, with the consent of its stockholders, to be taxed as an S corporation under the provisions of the Internal Revenue Code and New York State Franchise Tax Law. The stockholder is required to report the Company's taxable income or loss in their personal income tax returns; accordingly, such income taxes are not reflected in the financial statements. The financial statements include a provision for New York City and New Jersey income taxes since New York City and New Jersey do not recognize S corporation status. New York State imposes a corporate level tax based upon the differential between corporate and individual tax rates, which has been provided for.

                                      During the year ended July 1, 1995, the
                                      Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes are immaterial and not recorded by the Company.

                                                                 Lew Magram Ltd.

                                                   Notes to Financial Statements




                                    In connection with the transactions
                                    discussed in Note 2, the Company's S
                                    corporation status was automatically
                                    terminated when the Company issued preferred stock (see note 4(a)), and the Company will now be taxed as a C corporation. The change in status will not materially affect the Company.

                                    Fiscal Year

                                    The Company's fiscal year is comprised of 52-53 weeks ending on the Saturday closest to December 31.

2.  Acquisition by                  On February 19, 1998, Diplomat Direct
    Diplomat                        Marketing Corporation ("DDMC") completed the
    Direct Marketing                acquisition of Lew Magram, Ltd. The
    Corporation                     acquisition was effected as of July 1, 1997,
                                    the date that DDMC assumed effective control of Magram. The acquisition was accounted for as a purchase and the consideration consisted of the issuance of 95,000 shares of DDMC's $.10 par value, Series D convertible preferred stock and 250,000 shares of DDMC's common stock. The Series D preferred stock is convertible into
                                    3,166,667 shares of DDMC's common stock. The fair market value of the consideration was approximately $8.7 million and acquisition costs were approximately $646,000. DDMC recorded the carryover basis for a certain selling stockholder of Magram who is also a principal stockholder of DDMC.

                                                                 Lew Magram Ltd.

                                                   Notes to Financial Statements

3. Rent Expense                     Rent expense amounted to approximately
                                    $280,000 and $563,000 for the six months ended June 30, 1997 and the year ended
                                    January 4, 1997, respectively.

4.  Contingencies                   Because of the Company's policy of
                                    periodically writing off into income unused merchandise credits issued (approximately
                                    $264,110 and $796,000 for the six
                                    months ended June 30, 1997 and the year
                                    ended January 4, 1997, respectively),
                                    without expiration dates in connection with the return of sale merchandise, it may be liable for future claims on such amounts previously written off.

                                                                 Lew Magram Ltd.

                                                   Notes to Financial Statements




5.  Other                           (a)      On May 16, 1997, the Company issued
                                             2,000 shares of preferred stock to
                                             two individuals for $2,000,000. The
                                             preferred stock has been designated
                                             as senior convertible preferred
                                             stock with $.01 par value. The
                                             preferred stock has a $1,000 per
                                             share liquidation value and a 9.5%
                                             cumulative dividend.

                                    (b)      In connection with the transaction
                                             discussed above, the Company
                                             amended its certificate of
                                             intercompany whereby the Company is
                                             authorized to issue 2,000 shares of
                                             $.01 par value common stock and
                                             2,000 shares of $.01 par value
                                             preferred stock.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIPLOMAT DIRECT MARKETING CORPORATION

Dated: March 2, 1999            By:   /s/ JONATHAN ROSENBERG
                                          -----------------------
                                          Jonathan Rosenberg
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Rosenberg and Warren H. Golden, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign or all further amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connections therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


Signature                                      Title                                  Date
---------                                      -----                                  ----
/s/ JONATHAN ROSENBERG            Chief Executive Officer, President and        March 2, 1999
----------------------            Director
Jonathan Rosenberg

/s/ STUART A. LEIDERMAN           Executive Vice President and Director         March 2, 1999
-----------------------
Stuart A. Leiderman

/s/ WARREN H. GOLDEN              Executive Vice President, Chief               March 2, 1999
-------------------------         Operating Officer and Director
Warren H. Golden

/s/ IRWIN ORINGER                 Chief Accounting Officer                      March 2, 1999
-------------------------
Irwin Oringer

/s/ ROBERT M. RUBIN               Chairman of the Board                         March 2, 1999
-------------------------
Robert M. Rubin

-------------------------         Director                                      February __, 1999
Howard B. Katz

-------------------------         Director                                      February __, 1999
David Abel


                                EXHIBIT INDEX

3a.      Certificate of Incorporation, as amended(1)

3b       By-laws, amended(1)

3c       Amendment to Certificate of Incorporation(1)

3d       Amendment to Certificate of Incorporation(7)

3e       Certificate of Designation of Series B and Series C Preferred Stock(5)

3f       Amended and Restated Certificate of Designation of Series D Preferred
         Stock(8)

3g       Certificate of Designation of Series E Preferred Stock(9)

4a       Form of Common Stock Certificate(1)

10a      1992 Stock Option Plan(1)

10b      August 1996 Stock Option Plan(11)

10c      November 1996 Stock Option Plan(5)

10d License Agreement by and between Diplomat Juvenile Corporation, Wesley Howell and Steve Pressed(1)

10e Loshell Realty mortgages with Union State Bank and Stoney Point Technical Park, Inc. and related Mortgage Notes, including Sheldon Rose guarantee of Union State Bank(1)

10f First Amendment to Exclusive Distributorship Agreement by and between Ambrose & Montgomery, Inc. and Diplomat Corporation(2)

10g Collateral Assignment of Trademarks and Trademark Licenses (Security Agreement) by and between Congress Financial Corporation and Diplomat Corporation(2)

10h Second Amendment to Exclusive Distributorship Agreement between Ambrose Montgomery, Inc. and Diplomat Corporation(3)

10i Amendments No. 1, No. 2 and No. 3 to Loan and Security Agreement by and between Congress Financial Corporation and Diplomat Corporation(4)

10j Security Agreement (Rights in Agreement and Plan of Merger) dated February 9, 1996 between Biobottoms, Inc., Diplomat Corporation and Congress Financial Corporation(4)

10k Asset Purchase Agreement dated as of September 24, 1997 by and among Diplomat Corporation and Jean Grayson's Brownstone Studio, Inc. and Wilroy Inc.(7)

10l Bill of Sale provided by Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)

10m Assignment and Assumption Agreement dated October 30, 1997 between Brownstone Holdings, Inc., Jean Grayson's Brownstone Studio, Inc. and Wilroy, Inc.(7)

10n Loan and Security Agreement by and among Congress Financial Corporation and Jean Grayson's Brownstone Studio, Inc. dated February 28, 1997, as amended September 17, 1997(7)

10o Junior Participation Agreement between Congress Financial Corporation, Robert M. Rubin and Jay M. Kaplowitz dated September 17, 1997(7)

10p Agreement and Plan of Merger dated December 23, 1997, by and between Diplomat Corporation, Lew Magram, et al(6)

10q Employment Agreement between Warren H. Golden and Diplomat Corporation dated February 2, 1998(8)

10r Employment Agreement between Irving Magram and Lew Magram Ltd. dated February 2,

         1998(8)

10s Employment Agreement between Stephanie Sobel and Lew Magram, Ltd. dated February 2, 1998(8)

10t Lease Agreement between Franklin Associates and Lew Magram, Ltd dated May 15, 1992(8)

10u Loan and Security Agreement by and between Congress Financial Corporation and Lew Magram Ltd. dated August 13, 1996(8)

10v Employment Agreement between Kenneth Grossman and Brownstone Holdings, Inc. dated October 30, 1997*

10w Employment Agreement between Joan Grossman and Brownstone Holdings, Inc. dated October 30, 1997*

10x Debenture Purchase Agreement between Sirrom Capital Corporation, Diplomat Direct Marketing Corporation, et al, and forms of exhibits(10)

10y      1998 Stock Option Plan(12)

22       Subsidiaries of the Registrant*

27       Financial Data Schedule*

*        Filed herewith

(1) Incorporated by reference to Diplomat Corporation Registration Statement No. 33-66910 NY.
(2) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended January 1, 1994.
(3)      Incorporated by reference to Diplomat Corporation Registration No.
         33-95986.
(4) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended December 31, 1995.
(5) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended September 30, 1996.
(6) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB for the year ended September 30, 1997.
(7) Incorporated by reference to Diplomat Corporation report on Form 8-K dated November 14, 1997.
(8) Incorporated by reference to Diplomat Corporation report on Form 8-K dated March 6, 1998.
(9) Incorporated by reference to Diplomat Corporation Annual Report on Form 10KSB/A2 for the year ended September 30, 1997 filed March 3, 1998.
(10) Incorporated by reference to Diplomat Direct Marketing Corporation 10-QSB for the quarter ended June 30, 1998.
(11) Incorporated by reference to Diplomat Corporation Registration Statement on Form S-8 filed August 30, 1996.
(12)     Incorporated by reference to Diplomat Corporation Proxy Statement on
         Schedule 14A filed April 29, 1998.