Form 10-Q
period 1998-12-31
DIPLOMAT DIRECT MARKETING CORP
filed 1999-03-08
CIK 910319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ----------------

                         Commission file number 0-22432

                      DIPLOMAT DIRECT MARKETING CORPORATION
             (Exact name of registrant as specified in its charter)
                         (Formerly Diplomat Corporation)

Delaware                                                             13-3727399
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

25 Kay Fries Drive
Stony Point, New York                                                     10980
---------------------                                                     -----
(Address of principal executive offices)                             (Zip Code)

       (914) 786-5552 (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, on March 4, 1999 was 12,162,372 shares.

                      DIPLOMAT DIRECT MARKETING CORPORATION
                   DECEMBER 1998 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements ................................................1-8
Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk............13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................14
Item 2. Changes in Securities and Use of Proceeds.............................14
Item 3. Defaults Upon Senior Securities.......................................14
Item 4. Submission of Matters to a Vote of Security Holders...................14
Item 5. Other Information.....................................................14
Item 6. Exhibits and Reports on Form 8-K......................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Diplomat Direct Marketing Corporation disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

                                INTRODUCTORY NOTE

         The term "Company" used herein refers to Diplomat Direct Marketing Corporation and its wholly-owned subsidiaries, Lew Magram Ltd. ("Lew Magram"), Brownstone Holdings, Inc. ("Brownstone"), Ecology Kids, Inc. ("Ecology Kids") and Diplomat Holdings, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1998
         and September 30, 1998..............................................2
         Consolidated Statements of Operations
              for the quarters ended December 31, 1998 and 1997..............3
         Consolidated Statements of Cash Flows
              for the quarters ended December 31, 1998 and 1997..............4
         Notes to Consolidated Financial Statements.........................5-8

             Diplomat Direct Marketing Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                           December 31,       September 30,
                                                                                              1998                 1998
                                                                                              ----                 ----
Assets
Current:

       Cash and cash equivalents                                                       $        662,467     $       322,778
       Accounts receivable, net                                                               2,164,393           1,921,209
       Inventories                                                                           12,465,451          11,066,380
       Prepaid catalogs                                                                       6,211,502           8,051,651
       Prepaid expenses                                                                       1,630,278           1,379,567
       Other current assets                                                                     559,268             837,946
                                                                                       ----------------     ---------------
              Total current assets                                                           23,693,359          23,579,531
                                                                                       ----------------     ---------------

Property and equipment, net                                                                   3,982,169           4,176,903
                                                                                       ----------------     ---------------

Other assets:

       Goodwill, net of amortization                                                         14,463,686          14,587,358
       Customer list, net of amortization                                                     6,900,000           7,100,000
       Note receivable                                                                          870,000             870,000
       Other                                                                                    645,091             645,091
                                                                                       ----------------     ---------------
              Total assets                                                                  $50,554,305         $50,958,883
                                                                                            ===========         ===========

Liabilities and Stockholders' Equity
Current liabilities:

       Accounts payable and accrued expenses                                                $14,492,021     $    18,469,136
       Loans payable - officers                                                                 225,000             225,000
       Loans payable - Congress Financial Corp.                                               8,759,731           5,504,371
       Open prepaid orders                                                                      872,542           1,211,165
       Outstanding merchandise credit                                                         2,299,289           1,892,148
       Current maturities of long-term debt                                                     845,337             939,816
                                                                                       ----------------     ---------------
              Total current liabilities                                                      27,493,920          28,241,636
                                                                                       ----------------     ---------------

Long-term debt, less current maturities                                                       6,367,764           6,383,585
                                                                                       ----------------     ---------------

Stockholders' equity

       Preferred stock, $.10 par value - shares authorized 1,000,000;
         issued and outstanding 545,983 (Liquidation value of $16,380,000)                        5,461               5,461
       Common stock, $.0001 par value - shares authorized 50,000,000;
         issued and outstanding 11,049,872                                                        1,112               1,112
       Additional paid-in capital                                                            25,835,390          25,835,445
       Accumulated deficit                                                                   (9,149,342)         (9,508,356)
                                                                                       ----------------     ---------------
              Total stockholders' equity                                                     16,692,621          16,333,662
                                                                                       ----------------     ---------------

       Total liabilities and stockholders' equity                                           $50,554,305         $50,958,883
                                                                                       ================     ===============

          See accompanying notes to consolidated financial statements.

             Diplomat Direct Marketing Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                              Three Months Ended December 31,
                                                                                1998                  1997
                                                                                ----                  ----
Net sales                                                                    $23,059,559           $17,983,991
Cost of goods sold                                                            11,273,661             7,864,273
                                                                          --------------        --------------
       Gross profit                                                           11,785,898            10,119,718
Selling, general and administrative expenses                                  10,839,172             9,171,837
                                                                          --------------        --------------
       Operating income                                                          946,726               947,881
Interest expense                                                                (482,779)             (337,961)
                                                                          --------------        --------------
       Income before income tax (expense) benefit                                463,947               609,920
Income tax (expense) benefit                                                       --                    --
                                                                          --------------        --------------
       Income from continuing operations                                         463,947               609,920
Loss on discontinued operations                                                  (26,183)             (386,266)
                                                                          --------------        --------------
Net income                                                                       437,764               223,654
Preferred stock dividends                                                        (78,750)             (126,640)
                                                                          --------------        --------------
Net income to common stockholders                                         $      359,014        $       97,014
                                                                          ==============        ==============
Per common share - Basic
       Net income from continuing operations                              $          .03        $          .05
       Net income (loss) from discontinued operations                              --                     (.04)
                                                                          --------------        --------------
Net income - Basic                                                        $          .03        $          .01
Per common share - Diluted:
       Net income from continuing operations                              $          .03        $          .06
       Net income (loss) from discontinued operations                              --                     (.04)
                                                                          --------------        --------------
Net income - Diluted                                                      $          .03        $          .02
                                                                          ==============        ==============

Average number of shares used in computation            - Basic               11,049,872              8,880,733
                                                                              ==========              =========
                                                        - Diluted             15,737,317             10,331,206
                                                                              ==========             ==========

          See accompanying notes to consolidated financial statements.

             Diplomat Direct Marketing Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                    12/31/98               12/31/97
Cash flows from operating activities:
    Net income                                                                      $437,764               $223,654
    Adjustments to reconcile net income to net cash
        Used in operating activities:
            Amortization                                                             323,672                203,256
            Depreciation                                                             124,926                167,609
            (Increase) decrease in accounts receivable                              (243,184)            (1,467,223)
            (Increase) decrease in inventories                                    (1,399,071)            (4,895,696)
            (Increase) decrease in prepaid expenses                                 (250,711)               113,799
            (Increase) decrease in prepaid catalogs                                1,840,149             (1,858,527)
            (Increase) decrease in other assets                                      278,678                391,731
            (Increase) decrease in assets held for sale                                                     420,148
            Increase (decrease) in accounts payable                               (3,977,170)               694,365
                and accrued liabilities
            Increase (decrease) in outstanding merchandise credits                   407,141              6,110,983
            Increase (decrease) in prepaid orders                                   (338,623)               314,279
                                                                                   ---------                -------
            Net cash provided (used) by operating activities                      (2,796,429)               418,378

Cash flows from investing activities:
    Purchase and sale of property and equipment                                       69,808               (494,972)
    Acquisition of subsidiary assets                                                       0             (4,079,530)
                                                                                   ---------            -----------
            Net cash provided (used) by investing activities                          69,808             (4,574,502)

Cash flows from financing activities:
    Issuance of common and preferred stock                                                                  478,398
    Revolving credit loans                                                         3,255,360              4,439,337
    Preferred stock dividends paid                                                   (78,750)              (126,640)
    Increase in long term debt and loans payable                                    (110,300)                58,523
                                                                                   ---------                 ------
            Net cash provided (used) by financing activities                       3,066,310              4,849,618

Net increase (decrease) in cash                                                      339,689                693,494
Cash at beginning of period                                                          322,778                 59,750
                                                                                     -------                 ------
Cash at end of period                                                               $662,467               $753,244
                                                                                    ========               ========



          See accompanying notes to consolidated financial statements.

             Diplomat Direct Marketing Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1.     Summary of Significant     (a)  The consolidated financial statements
       Accounting Policies             include the accounts of Diplomat
                                       Direct Marketing Corporation (the
                                       "Company") and its wholly owned
                                       subsidiaries. All significant
                                       intercompany balances and transactions
                                       have been eliminated.

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

                                  (d)  The Company follows Statement of
                                       Financial Accounting Standards ("SFAS")
                                       No. 109. Pursuant to SFAS No. 109, for
                                       income taxes, deferred tax assets and
                                       liabilities are determined based on
                                       differences between the financial
                                       reporting and tax bases of assets and
                                       liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

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

                                  (g)  Statement of Financial Accounting
                                       Standards No. 128, "Earnings per Share."
                                       ("SFAS No. 128") is effective for
                                       financial statements for fiscal periods
                                       ending after December 15, 1997. The new
                                       standard establishes standards for
                                       computing and presenting earnings per
                                       share. The effect of adopting SFAS No.
                                       128 is not expected to be material.

                                       Statement of Financial Accounting
                                       Standards No. 130, "Reporting
                                       Comprehensive Income," established
                                       standards for reporting and display of
                                       comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                       Statement of Financial Accounting
                                       Standards No. 131, "Disclosures about
                                       Segments of an Enterprise and Related
                                       Information," which supersedes SFAS No.
                                       14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprises about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

                                       Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to have a material effect on the Company?s financial position or results of operations. The Company is currently reviewing SFAS No. 131 and has of yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

                                       Statement of Financial Accounting
                                       Standards No. 133 "Accounting for
                                       Derivative Instruments and Hedging
                                       Activities" establishes accounting and
                                       reporting standards for Derivative
                                       Instruments. The Company has not in the
                                       past or does it anticipate that it will
                                       engage in transactions involving
                                       Derivative Instruments which will impact the Financial Statements.

                                  (h) Long-lived assets, primarily property and equipment, goodwill and customer lists are periodically reviewed by management to determine if there has been a permanent impairment in their value by evaluating various factors, including current and projected operating results. Based on this assessment, management concluded that at December 31, 1998 and September 30, 1998, the Company's long-lived assets were fully realizable.

                                  (i)  The carrying amounts reported in the
                                       balance sheet for cash, trade
                                       receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

                                  (j)  The Company accounts for stock
                                       transactions with employees in accordance with APB No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company has adopted the pro forma disclosure requirements contained therein.

                                  (k)  Direct response advertising costs,
                                       consisting primarily of catalog
                                       preparation, printing and postage
                                       expenditures, are amortized over the
                                       period in which related revenues are
                                       expected to be realized, generally three to six month. Advertising costs, principally the amortization of such prepaid catalog costs attributable to continuing operations, included in the accompanying statement of operations were $6,298,336 for the three months ended December 31, 1998 and $5,174,353 for the three months ended December 31, 1997. Included in other current assets at December 31, 1998, is $6,211,502 and at
                                       September 30, 1998, $8,051,651 of prepaid catalog costs.

                                  (l)  Revenue is recognized at the time
                                       merchandise is shipped to customers.
                                       Proceeds received for merchandise not yet shipped are reflected as "prepaid orders," a current liability.

                                  (m)  The Company issues merchandise credits
                                       for certain returns of merchandise sold
                                       with substantial discounts. Because of
                                       Lew Magram's policy of writing off unused credits issued with the return of sale merchandise, it may be liable for future claims on such amounts previously written off.

2.     Business                        The Company is engaged in two continuing
                                       lines of business and, accordingly, its
                                       operations are classified into two
                                       business segments: mail order catalog
                                       retail operations, and the manufacturing, marketing and distribution of infants' accessories principally to mass merchandisers. In 1998, the Company sold the Biobottoms subsidiary. The operations of that company have been accounted for as discontinued operations.

                                  (a)  Acquisition of Lew Magram
                                       On February 19, 1998, the Company
                                       (through its wholly owned subsidiary,
                                       Magram Acquisition Corp.) closed on the
                                       acquisition of Lew Magram, Ltd. ("Lew
                                       Magram"), a New York corporation with a
                                       place of business in Teaneck, New Jersey, which is in the business of mail order catalog sales of women's clothing. For accounting purposes, the acquisition was effected as of July 1, 1997, the date that the Company assumed effective control of Lew Magram. The acquisition was accounted for as a purchase and the consideration consisted of the issuance of 95,000 shares of the Company's $.01 par value, Series D, convertible into 3,166,667 shares of the Company's common stock (which assumes a market value of $4.00 per share). The preferred stock does not pay any dividends, but participates with common in any Company distributions. The preferred stock has a liquidation preference of $100 per share. An additional 250,000 shares of common stock were also given as consideration to the sellers. The fair market value of the consideration was approximately $8.7 million and acquisition costs were approximately $646,000. The Company recorded the carryover basis for certain selling stockholders of Lew Magram who are also principal stockholders of the Company.

                                       The net fair market value of identifiable assets acquired was approximately $6.9 million, and included customer lists valued at $5 million. The customer lists are being amortized over a period of 10 years. Cost in excess of net assets acquired amounted to approximately $10 million and is being amortized over 25 years.

                                  (b)  Acquisition of Brownstone
                                       On October 30, 1997, the Company acquired out of bankruptcy all the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company for the assumption of approximately $10,000,000 in liabilities and an option to the owners of Jean Grayson's Brownstone Studios, Inc. to purchase 200,000 shares of Diplomat common stock at $3.9375 (market value) for a period of three years. The acquisition was accounted for as a purchase, accordingly, the operating results include the operations of Brownstone for the period November 1, 1997, through October 3, 1998. The purchase price was allocated to assets acquired based on their estimated fair value, including customer lists valued at $3,000,000 which will be amortized on a straight line basis over ten years. This treatment results in approximately $4,000,000 in cost in excess of net assets acquired which will be amortized on a straight line basis over twenty-five years. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalogs. Since Brownstone was in bankruptcy prior to its acquisition in October 1997, presentation of financial information as if it had been acquired on October 1, 1996 was not available and would not be meaningful.

                                  (c)  Sale of Biobottoms
                                       On April 17, 1998, the Company entered
                                       into an Asset Purchase Agreement (the
                                       "Agreement") with Genesis Direct Thirty
                                       Four, LLC ("Buyer") in which the Buyer
                                       purchased substantially all of the assets and assumed certain of the liabilities of Biobottoms. The Buyer paid $2,270,000 in cash and a note and assumed $5,749,000 in liabilities. The note is subject to reduction depending on the net assets acquired as determined in a closing date balance sheet. The amount of the reduction of the note is in dispute. The Company, however, believes that the reduction will not be material. If the amount of the net value of acquired assets is less than negative $778,000 or the accrued expenses and customer liabilities included in the assumed liabilities exceed $828,877, the greater of such deficiencies will reduce the amount of the note.

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

                                       Following is a summary of net assets and the results of operations of Biobottoms:

                                       December 31, 1997
                                       Assets
                                            Current                              $5,206,854
                                            Property and Equipment                  349,025
                                            Other                                 3,493,295
                                       Liabilities

                                            Current                               6,148,011
                                            Long-Term                                67,301
                                       Net assets disposed of                     2,833,862

                                       Periods Ended December 31          1998         1997
                                       Sales                      $         --   $4,357,043
                                                                  ------------   ----------
                                       Cost of Sales                        --    2,206,720
                                       Operating Expenses               26,183    2,474,061
                                       Interest                             --       62,528
                                                                   -----------       ------
                                                                        26,183    4,743,309
                                                                   -----------    ---------
                                       Net Loss                       $(26,183)   $(386,266)
                                                                      =========   ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein. Except for historical information contained herein, certain statements herein are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins.

Introduction

         The Company's core business has historically focused on the wholesale marketing and distribution of infant apparel and accessories. Through recent acquisitions, the Company has repositioned its business to direct mail catalog retailing with a significant emphasis on the women's apparel market.

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

         The Company is currently experiencing significant delays in fulfilling merchandise orders. This is a result of the Company's difficulty in obtaining timely shipment of inventory from its vendors to meet the strong customer demand. Some of the Company's vendors and their lending institutions have been reluctant to extend credit to the Company in such amounts and upon such terms as to support timely delivery of inventory as needed to meet orders. This reluctance is principally a result of the Company's insufficient working capital to satisfy vendors extending additional credit. The Company's inability to timely deliver merchandise has resulted in increased order cancellations, which for the quarter ended December 31, 1998, have been approximately 25% of demand. The Company's order cancellations have historically been 10% of demand, which is consistent with industry standards. The Company has received a non-binding proposal for new financing to improve its working capital position, thereby strengthening its ability to obtain improved credit availability on more favorable terms, timely deliver merchandise to its customers, reduce order cancellations, and improve initial customer response.

Results of Operations

         Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

         Net Sales

         Consolidated net sales from continuing operations for the three months ended December 31, 1998, increased by 20% to $23.1 million from $18.0 million for the three months ended December 31, 1997. This significant sales growth was primarily due to the acquisition by Brownstone of the assets of Jean Grayson's Brownstone Studio out of bankruptcy as of October 26, 1997. This new subsidiary accounted for sales of $10.8 million for the three months ended December 31, 1998 compared to $2.4 million for the three months ended December 31, 1997.

         The Company believes that its strategy to maintain circulation plans but convert more orders to shipped sales, plus its entry into e-commerce in 1999, can substantially increase sales without proportionate expense.

         Gross Margin

         Consolidated gross profit from continuing operations increased by 17% from $10.1 million for the three months ended December 31, 1997 to $11.8 million for the three months ended December 31, 1998, primarily as a result of the Company's increase sales from its Brownstone subsidiary. However, gross profit from continuing operations as a percentage of net sales decreased from 56% for the three months ended December 31, 1997 to 51% for the three months ended December 31, 1998 due to a decrease in margins on clearance merchandise.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses from continuing operations as a percentage of net sales decreased from 51% for the three months ended December 31, 1997 to 47% for the three months ended December 31, 1998. Although expenses as a percentage of net sales were lower for the three months ended December 31, 1998 as compared to the same period ended December 31, 1997, the dollar increase in expenses is attributable to the increase in catalog production costs which are typically written off over the sales life of the catalog. For the three months ended December 31, 1998, these costs were $6.3 million as compared to $5.2 million for the three months ended December 31, 1997. Order cancellations resulted in lost net sales and an inflated catalog cost relationship in both periods.

         Other operating expenses as a percent of net sales increased for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997 due primarily to an increase in depreciation and amortization of tangible and intangible assets as well as an increase in interest expense.

         Income from Continuing Operations

         Income from continuing operations before income taxes for the three months ended December 31, 1998 was approximately $464,000 as compared to $610,000 for the three months ended December 31, 1997 primarily due to an increase in interest, depreciation and amortization expenses.

         Net Income

         Net income for the three months ended December 31, 1998 was $359,000, as compared to net income for the three months ended December 31, 1997 of $97,000, a 309% increase. This difference was primarily due to the loss in 1997 from the discontinued Biobottoms operations.

Liquidity and Capital Resources

         The Company's principal source of working capital is asset based loan facilities provided by Congress Financial Corporation ("Congress"). Each of the Company's operating subsidiaries, Ecology Kids, Lew Magram and Brownstone, has a separate loan facility from Congress. Each loan facility is guaranteed by the Company and cross-guaranteed by each operating subsidiary. In addition, Robert
M. Rubin, the Company's Chairman of the Board, has personally guaranteed the Brownstone and Lew Magram loan facilities up to an aggregate of $1.0 million. The Company's aggregate indebtedness to Congress increased from $5.5 million on September 30, 1998 to $8.8 million on December 31, 1998. The Company's accounts payable and accrued expenses decreased from $18.5 million on September 30, 1998 to $14.5 million on December 31, 1998. This increase in borrowing from Congress was used to pay down certain accounts payable and accrued expenses.

         The loan facility with Ecology Kids provides Ecology Kids with a maximum $3 million secured line of credit to be used for loans and trade letters of credit. The loan facility is secured by substantially all of the assets of Ecology Kids. The interest rate is 1 1/2% above the prime rate announced by CoreStates Bank. The loan facility contains certain restrictive covenants including restrictions relating to the payment of dividends. Ecology Kids is required to maintain a minimum of $(250,000) in stockholders' equity and a minimum of $1,500,000 of working capital (excluding the Congress loan and certain subordinated debt). Under the terms of the agreement, the Company could borrow up to 80% of the amount of eligible accounts receivable (as defined in the agreement), not to exceed the maximum credit.

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

         On June 29, 1998, the Company issued $5,000,000 principal amount of its 8% subordinated secured debentures to Sirrom Capital Corporation, d/b/a Tandem Capital ("Tandem Debentures"). The debentures are due June 29, 2003, and bear interest at 8%, payable quarterly. The Tandem Debentures are secured by all of the personal property of the Company and its subsidiaries and includes certain restrictive covenants, including restrictions on dividends and distributions, additional debt financing and transaction with the Company and its subsidiaries. The Company also issued warrants in connection with the issuance of the Tandem Debentures. At the time of the loan, the Company issued warrants to purchase up to 208,300 shares of its Common Stock exercisable at $2.35 per share for five years. Effective February 28, 1999, because the debentures remained outstanding, the Company issued 416,600 warrants to Tandem at an exercise price of $1.60 per share. The exercise price is to be adjusted downward if the Company's common stock price is below this exercise price to an exercise price equal to the greater of 80% of the market price on June 29, 1999 or $2.00 per share. Tandem will also receive 200,000 warrants each June 29 commencing in 1999 while the debentures remain outstanding.

         The Company is currently experiencing working capital shortages and requires additional capital resources to fund its existing operations. The Company has borrowed the maximum amounts available under each of the Congress loan facilities as of the date hereof and there is no unused loan availability. Several letters of intent have been received by the Company from lending institutions, one of which is anticipated, although there can be no assurance, to be closed before the end of March 1999 creating additional working capital availability of over $4.0 million. The majority stockholder has agreed to bridge up to $1.5 million of the Company's new financing. The Company is pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to existing stockholders. The failure to secure additional working capital will materially adversely affect the business and financial condition of the Company. Insufficient working capital may require the Company to alter operations significantly.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 28, 1998, the Company granted to certain of its employees options under its November 1996 Stock Option Plan. The options permit the holders the right to purchase in the aggregate up to 860,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options expire on December 28, 2003. One-fourth of the options granted are immediately exercisable and the remaining options are exercisable in equal numbers in an equal amount each year for the next three years. The grant of the options is exempt under the Securities Act of 1933, as amended, by virtue of the exemption under Section 4(2).

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         On October 16, 1998, the Company filed Form 8-K/A1, amending the Company's 8-K filed on March 6, 1998, solely to include the financial statements in connection with the Company's acquisition of Lew Magram Ltd.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIPLOMAT DIRECT MARKETING CORPORATION

Dated: March 5, 1999           By: /s/ JONATHAN ROSENBERG
                               ----------------------------
                                       Jonathan Rosenberg
                                       President and Chief Executive Officer

                               By: /s/ IRWIN ORINGER
                                   -----------------
                                       Irwin Oringer
                                       Chief Accounting Officer

                                  EXHIBIT INDEX


27       Financial Data Schedule