Form 10-Q
period 1999-03-31
DIPLOMAT DIRECT MARKETING CORP
filed 1999-05-18
CIK 910319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-22432

                      DIPLOMAT DIRECT MARKETING CORPORATION
             (Exact name of registrant as specified in its charter)
                         (Formerly Diplomat Corporation)

Delaware                                                              13-3727399
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

414 Alfred Avenue
Teaneck, New Jersey                                                        07666
-------------------                                                        -----
(Address of principal executive offices)                              (Zip Code)

       (201) 833-4450 (Registrant's telephone number, including area code)
       -------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the registrant's Common Stock, $.0001 Par Value, on May 13, 1999 was 12,342,941 shares.

                      DIPLOMAT DIRECT MARKETING CORPORATION
                  MARCH 31, 1999 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                         PART I - FINANCIAL INFORMATION

                                                                                                      Page Number
Item 1.      Financial Statements ............................................................................  1
Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................  9
Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................................... 14

                                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................................................ 15
Item 2.      Changes in Securities and Use of Proceeds........................................................ 15
Item 3.      Defaults Upon Senior Securities.................................................................. 15
Item 4.      Submission of Matters to a Vote of Security Holders.............................................. 15
Item 5.      Other Information................................................................................ 15
Item 6.      Exhibits and Reports on Form 8-K................................................................. 17

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

[NEED TO UPDATE]

                                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheets as of March 31, 1999 and September 30, 1998.........................2
Consolidated Statements of Operations
     for the six months and three months ended  March 31, 1999 and 1998........................ 3
Consolidated Statements of Cash Flows
     for the six months ended March 31, 1999 and 1998...........................................4
Notes to Consolidated Financial Statements....................................................5-8

                                       Diplomat Direct Marketing Corporation and Subsidiaries
                                                     Consolidated Balance Sheets
                                                             (Unaudited)

                                                                                                      March 31,       September 30,
                                                                                                        1999              1998
                                                                                                    -----------        -----------
Assets

Current:
                  Cash and cash equivalents                                                         $   310,613        $   322,778
                  Accounts receivable, net                                                            2,372,660          1,921,209
                  Inventories                                                                        11,768,919         11,066,380
                  Prepaid catalogs                                                                    6,359,778          8,051,651
                  Prepaid expenses                                                                    1,755,647          1,379,567
                  Other current assets                                                                  659,268            837,946
                        Total current assets                                                         23,526,885         23,579,531
                                                                                                    -----------        -----------

Property and equipment, net                                                                           1,559,914          4,176,903
                                                                                                    -----------        -----------

Other Assets:
                  Goodwill, net of amortization                                                      14,340,015         14,587,358
                  Customer list, net of amortization                                                  6,700,000          7,100,000
                  Note receivable                                                                       870,000            870,000
                  Other                                                                               1,145,090            645,091
                                                                                                    -----------        -----------

                        Total assets                                                                $50,141,904        $50,958,883
                                                                                                    ===========        ===========

Liabilities and Stockholders' Equity
Current liabilities:
                  Accounts payable and accrued expenses                                             $16,211,072        $18,469,136
                  Loans payable-officers                                                                 25,000            225,000
                  Loans payable-bank                                                                  7,814,035          5,504,371
                  Open prepaid orders                                                                   805,086          1,211,165
                  Outstanding merchandise credit                                                      3,100,344          1,892,148
                  Current maturities of long-term debt                                                  847,793            939,816
                                                                                                    -----------        -----------
                        Total current liabilities                                                    28,803,330         28,241,636
                                                                                                    -----------        -----------

Long term debt, less current maturities                                                               6,266,835          6,383,585
                                                                                                    -----------        -----------

Stockholders' equity
                  Preferred stock, $.10 par value-shares authorized 1,000,000;
                    issued and outstanding 545983 (Liquidation value of $16,380,000)                      4,683              5,461
                  Common stock, $.0001 par value-shares authorized 50,000,000;
                    issued and outstanding 12,162,303                                                     1,212              1,112
                  Additional paid-in capital                                                         29,382,656         25,835,445
                    Accumulated (deficit)                                                           (14,316,812)        (9,508,356)
                                                                                                    -----------        -----------
                        Total stockholders' equity                                                   15,071,739         16,333,662
                                                                                                    -----------        -----------

                  Total liabilities and stockholders' equity                                        $50,141,904        $50,958,883
                                                                                                    ===========        ===========

          See accompanying notes to consolidated financial statements.

                                       Diplomat Direct Marketing Corporation and Subsidiaries
                                                 Consolidated Statements of Income
                                                             (Unaudited)

                                                                               Six months ended           Three months ended
                                                                         Mar. 31, 1999  Mar. 31, 1998  Mar. 31, 1999  Mar. 31, 1998
                                                                         -------------  -------------  -------------  -------------

Net sales                                                                  $41,580,537     $36,515,628    $18,520,978    $18,531,637
Cost of goods sold                                                          20,938,435     17,029,324      9,664,774      9,165,051
                                                                           -----------    -----------    -----------    -----------
               Gross profit                                                 20,642,102     19,486,304      8,856,204      9,366,586
Selling, general and administrative expenses                                23,933,263     17,070,661     13,094,091      7,898,825
                                                                           -----------    -----------    -----------    -----------
               Operating income                                             (3,291,161)     2,415,643     (4,237,887)     1,467,761
Interest expense                                                            (1,050,159)      (642,249)      (567,380)      (304,288)
                                                                           -----------    -----------    -----------    -----------
               Income(loss) before income tax (expense) benefit             (4,341,320)     1,773,394     (4,805,267)     1,163,473
Income tax (expense) benefit                                                         0              0              0              0
                                                                           -----------    -----------    -----------    -----------
               Income(loss) from continuing operations                      (4,341,320)     1,773,394     (4,805,267)     1,163,473
Loss on discontinued operations                                                (37,386)    (2,072,098)       (11,203)    (1,685,832)
                                                                           -----------    -----------    -----------    -----------
Net income(loss)                                                            (4,378,706)      (298,704)    (4,816,470)      (522,359)
Preferred stock dividends                                                     (429,750)      (157,500)      (351,000)       (78,750)
                                                                           -----------    -----------    -----------    -----------
Net income(loss) to common stockholders                                    ($4,808,456)     ($456,204)   ($5,167,470)     ($601,109)

Per common share-Basic:
               Net income(loss) from continuing operations                      ($0.40)         $0.16         ($0.42)         $0.10
               Net income(loss) from discontinued operations                     $0.00         ($0.21)         $0.00         ($0.15)
                                                                                ------         ------         ------         ------
Net income(loss)-Basic                                                          ($0.40)        ($0.05)        ($0.42)        ($0.05)
Per common share-Diluted:
               Net income(loss) from continuing operations                      ($0.31)         $0.10         ($0.33)         $0.06
               Net income(loss) from discontinued operations                     $0.00         ($0.12)         $0.00         ($0.09)
                                                                                ------         ------         ------         ------
Net income(loss)-Diluted                                                        ($0.31)        ($0.02)        ($0.33)        ($0.03)

Average number of shares used in computation-Basic                          11,884,247      9,941,023     12,162,372     10,975,873
                                                                 Diluted    15,525,748     16,269,007     15,803,873     17,303,857

          See accompanying notes to consolidated financial statements.

                                  Diplomat Direct Marketing Corp and Subsidiaries
                                        Consolidated Statements of Cash Flow
                                                                                            Six Months Ended
                                                                                         3/31/99          3/31/98
                                                                                         -------          -------

Cash flows from operating activities:

     Net income (loss)                                                                ($4,378,706)      ($298,704)
     Adjustments to reconcile net income to net
          cash used in operating activities:

                  Amortization                                                            647,343         477,826
                  Depreciation                                                            389,167         401,802
                  Changes in assets and liabilities:
                       (Increase) decrease in accounts receivable                        (451,451)     (2,192,733)
                       (Increase) decrease in inventories                                (702,539)     (3,972,465)
                       (Increase) decrease in prepaid expenses                           (376,080)        (57,125)
                       (Increase) decrease in prepaid catalogs                          1,691,873      (1,911,148)
                       (Increase) decrease in other assets                               (321,321)     (2,656,946)
                       (Increase) decrease in assets held for sale                                      3,254,010
                  Increase (decrease) in accounts payable
                    and accrued liabilities                                            (2,258,064)     (3,612,371)
                  Increase (decrease) in outstanding
                    merchandise credits                                                 1,208,196       8,296,234
                  Increase (decrease) in prepaid orders                                  (406,079)      1,108,677
                                                                                       ----------      ----------
                                                                                       (4,957,661)     (1,162,943)
                                                                                       ----------      ----------

Cash flows from investing activities:
     Purchase and sale of property and equipment                                          (72,178)       (664,311)
                                                                                       ----------      ----------
     Acquisition of subsidiary assets                                                           0      (4,764,240)
                                                                                       ----------      ----------
                                                                                          (72,178)     (5,428,551)
                                                                                       ----------      ----------
Cash flows from financing activities:
     Issuance of common and preferred stock                                             3,546,533       3,941,294
     Revolving credit loans                                                             2,309,664       4,399,085
     Preferred stock dividends paid                                                      (429,750)       (205,390)
     Increase(decrease)  in long term debt and loans payable                             (408,773)       (159,748)
                                                                                       ----------      ----------
                  Net cash provided by financing activities                             5,017,674       7,975,241
                                                                                       ----------      ----------

Net increase (decrease) in cash                                                           (12,165)      1,383,747
Cash at beginning of period                                                               322,778          59,750
                                                                                       ----------      ----------
Cash at end of period                                                                    $310,613      $1,443,497
                                                                                       ==========      ==========


          See accompanying notes to consolidated financial statements.

             Diplomat Direct Marketing Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


1. Summary of Significant (a) The consolidated financial statements include the
   Accounting Policies        accounts of Diplomat Direct Marketing Corporation
                              (the "Company") and its wholly owned subsidiaries.
                              All significant intercompany balances and transactions have been eliminated.

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

                              Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards fordisclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprises about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

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

                          (h) Long-lived assets, primarily property and
                              equipment, goodwill and customer lists are periodically reviewed by management to determine if there has been a permanent impairment in their value by evaluating various factors, including current and projected operating results. Based on this assessment, management concluded that at March 31, 1999 and September 30, 1998, the Company's long-lived assets were fully realizable.

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

                          (k) Direct response advertising costs, consisting
                              primarily of catalog preparation, printing and postage expenditures, are amortized over the period in which related revenues are expected to be realized, generally three to six month. Advertising costs, principally the amortization of such prepaid catalog costs attributable to continuing operations, included in the accompanying statement of operations were $14,500,000 for the six months ended March 31, 1999 and $8,200,000 for the three months ended March 31, 1999. Included in other current assets at March 31, 1999, is $6,360,000 and at September 30, 1998, $8,052,000 of prepaid catalog costs.

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

                              Following is a summary of net assets at December 31, 1997 and the results of operations of
                              Biobottoms:

                              December 31, 1997
                              Assets
                              Current                                $5,206,854
                                Property and Equipment                  349,025
                                Other                                 3,493,295
                              Liabilities
                                Current                               6,148,011
                                Long-Term                                67,301
                              Net assets disposed of                  2,833,862

                              Periods Ended March 31         1999          1998
                                                         --------   -----------
                              Sales                      $     --   $ 7,539,651
                                                         --------   -----------
                              Cost of Sales                    --     5,105,464
                              Operating Expenses           37,386     5,016,906
                              Interest                         --       182,171
                                                         --------   -----------
                                                           37,386    10,304,491
                                                         --------   -----------
                              Loss before sale           $(37,386)  $(2,764,840)
                                                         ========   ===========
                              Gain on sale of assets            0     4,101,693

                                                         --------   -----------
                              Net income (Loss)          $(37,386)  $ 1,336,853

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

Introduction

         The Company's core business is direct mail catalog retailing with a significant emphasis on the women's apparel market.

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

         The Company is currently experiencing significant delays in fulfilling merchandise orders. This is a result of the Company's difficulty in obtaining timely shipment of inventory from its vendors to meet the strong customer demand. Some of the Company's vendors and their lending institutions have been reluctant to extend credit to the Company in such amounts and upon such terms as to support timely delivery of inventory as needed to meet orders. This reluctance is principally a result of the Company's insufficient working capital to satisfy vendors extending additional credit. The Company's inability to timely deliver merchandise has resulted in increased order cancellations, which for the quarter ended March 31, 1999, continue to be approximately 25% of demand. As a result we have recognized increased charges in the quarter for the write off of catalog expenditure disproportionate to the net sales realized for the quarter and projected for the next quarter approximately 25% of demand. The Company's order cancellations have historically been 10% of demand, which is consistent with industry standards. The Company has recently restructured its asset based credit facility to improve its working capital position, which the Company anticipates will strengthen its ability to obtain improved credit availability on more favorable terms, timely deliver merchandise to its customers, reduce order cancellations, and improve initial customer response. It is too early, however, to determine whether such additional capital will yield such results.

Results of Operations

         Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

         Net Sales

         Consolidated net sales from continuing operations for the six months ended March 31, 1999 increased by 14% to $41.6 million from $36.5 million for the six months ended March 31, 1998. This significant sales growth was primarily due to the acquisition by Brownstone of the assets of Jean Grayson's Brownstone Studio out of bankruptcy as of October 26, 1997. This new subsidiary accounted for sales of $23.8 million for the six months ended March 31, 1999 compared to $7.7 million for the six months ended March 31, 1998.

         The Company believes that its strategy to maintain circulation plans but convert more orders to shipped sales, plus its entry into e-commerce in 1999 can substantially increase sales without proportionate expense.

         Gross Margin

         Consolidated gross profit from continuing operations increased by 6% from $19.5 million for the six months ended March 31, 1998 to $20.6 million for the six months ended March 31, 1999 primarily as a result of the Company's increased sales from its Brownstone subsidiary. However, gross profit from continuing operations as a percentage of net sales decreased from 53% for the six months ended March 31, 1998 to 50% for the six months ended March 31, 1999 due to a decrease in margins on clearance merchandise.

         Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses from continuing operations as a percentage of net sales increased from 47% for the six months ended March 31, 1998 to 58% for the six months ended March 31, 1999. The increase in expenses is attributable to the increase in catalog production costs which are typically written off over the sales life of the catalog. For the six months ended March 31, 1999 these costs were $14.5 million as compared to $9.6 million for the six months ended March 31, 1998. Order cancellations resulted in lost net sales and an inflated catalog cost relationship in both periods.

         Other operating expenses as a percent of net sales increased for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998, due primarily to an increase in depreciation and amortization as well as an increase in interest expense.

         Income from Continuing Operations

         Loss from continuing operations before income taxes for the six months ended March 31, 1999 was approximately $4,341,000 as compared to income of $1,773,000 for the six months ended March 31, 1998 primarily due to an increase in interest, depreciation and amortization expenses in addition to lower margins attributable to unshipped backorders.

         Net Income

         Net loss for the six months ended March 31, 1999 was $4,378,706, as compared to a net loss for the six months ended March 31, 1998 of $299,000. This difference included the loss in 1998 from the discontinued Biobottoms operations of $2,072,000.

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net Sales

         Consolidated net sales from continuing operations for the three months ended March 31, 1999 remained constant at $18.5 million compared to the three months ended March 31, 1998.

         The Company believes that its strategy to maintain circulation plans but convert more orders to shipped sales, plus its entry into e-commerce in 1999 can substantially increase sales without proportionate expense.

         Gross Margin

         Consolidated gross profit from continuing operations decreased by 6% from $9.4 million for the three months ended March 31, 1998 to $8.9 million for the three months ended March 31, 1999. Gross profit from continuing operations as a percentage of net sales was 48% for the three months ended March 31, 1999 and 51% for the three months ended March 31, 1998.

         Selling, General, and Administrative Expenses

         Selling, general, and administrative expenses from continuing operations as a percentage of net sales increased from 43% for the three months ended March 31, 1998 to 11% for the three months ended March 31, 1999. The increase in expenses is attributable to the increase in catalog production costs which are typically written off over the sales life of the catalog. High cancellation rates for the quarter and anticipated cancellation rates for the quarter ended June 30, 1999 caused us to recognize these additional expenses. For the three months ended March 31, 1999 these costs were $8.2 million as compared to $4.4 million for the three months ended March 31, 1998. Order cancellations resulted in lost net sales and an inflated catalog cost relationship in both periods.

         Other operating expenses as a percent of net sales increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due primarily to an increase in depreciation and amortization of tangible assets as well as an increase in interest expense.

         Income from Continuing Operations

         Loss from continuing operations before income taxes for the three months ended March 31, 1999 was approximately $4,805,000 as compared to income of $1,163,000 for the three months ended March 31, 1998 primarily due to an increase in interest, depreciation and amortization expenses and lower margins attributable to unshipped backorders.

         Net Income

         Net loss for the three months ended March 31, 1999 was $4,816,000, as compared to a net loss for the three months ended March 31, 1998 of $522,000. This difference included the loss in 1998 from the discontinued Biobottoms operations of $1,686,000

Liquidity and Capital Resources

         The Company's principal source of working capital has historically been asset based loan facilities provided by Congress Financial Corporation. On May 12, 1999, the Company entered into a Secured Credit Agreement with First Source Financial LLP providing the Company with a $17 million asset based loan facility replacing its existing asset based loan facilities provided by Congress.

         The loan facility provides the Company with a $13 million revolving loan with an interest rate at prime plus 1 1/2%, a $3 million three year term loan with an interest rate at prime plus 2% and a $1 million three year term loan with an interest rate at prime plus 2% increasing to prime plus 3% on November 15, 1999. The Company may convert any or all of the loans with a LIBOR-based rate. The revolving loan may be converted to LIBOR plus 31/4%, the $3 million term loan may be converted to LIBOR plus 4% and the $1 million term loan may be converted to LIBOR plus 4% increasing to LIBOR plus 5% on November 15, 1999.

         The credit facility is secured by substantially all of the assets of the Company, a personal guarantee by Robert M. Rubin, the Company's Chairman of the Board up to $1 million and an additional $1 million cash collateral deposit by Mr. Rubin.

         The amount of funds available for the Company to borrow under the revolving loan is based on a percentage of the Company's inventory and receivables. As of May 12, 1999, the aggregate availability under the revolving loan was approximately $8.5 million.

         Under the Secured Credit Agreement, the Company is obligated to comply with numerous covenants including (i) providing current information to First Source; (ii) maintaining corporate status, books and records and minimum insurance; (iii) complying with tax and other laws and regulations; (iv) maintaining its real estate; (v) maintaining a minimum net worth of $14 million increasing periodically to $16.5 million; (vi) maintaining an interest coverage ratio of 2 to 1; and (vii) maintaining a fixed charge coverage ratio of 1.1 to 1.

         The Company is also prohibited, except under certain circumstances to
(i) redeem any of its outstanding common or preferred stock; (ii) prepay any subsidiary's debt; (iii) pay dividends on its common stock; (iv) make investments in other companies; (v) acquire other companies; (vi) amend its charter; (vii) engage in other types of businesses; (viii) engage in transactions with its officers, directors, control persons and other affiliates;
(ix) incur debt other than debt in the ordinary course of business and purchase money debt of less than $1 million; (x) create any liens against its property with certain exceptions; (xi) move its assets; (xii) sell its assets other than in the ordinary course of business; (xiii) hire management consultants; (xiv) make capital expenditures in excess of $500,000 per year; or (xv) incur lease obligations in excess of $1.5 million per year.

         The loan facility will terminate and the loans become due and payable in the event of a default. Events of default include, with limited exceptions
(i) failure to pay any of the loans when due, (ii) failure to pay any other debts when due; (iii) breach of certain material agreements: (iv) insolvency;
(v) breach of any guaranty under the loan facility; (vi) breach of a covenant in loan facility; (vii) breach of a representation in the loan facility; (viii) change to the Company's pension plan; (ix) breach of any of the other agreements delivered in connection with the credit facility; (x) suffering judgments or levies of more than $50,000; (xi) destruction of the Company's assets representing more than 15% of the Company's revenues; (xii) any event resulting in any lien securing the credit facility to cease to have a first priority position; or (xiii) a change in control of the Company. A change in control includes (i) more than one-half of the Company's voting stock is transferred;
(ii) two-thirds of the Company's board is removed or not re-elected; or (iii) any two of Jonathan Rosenberg, Warren N. Golden or Stephanie Sobel resigns or is terminated without cause.

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

         The Company, however, continues to experience working capital shortages and requires additional capital resources to fund its existing operations. The Company has borrowed the maximum amounts available under its loan facility as of the date hereof and there is no unused loan availability. The Company is pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to existing stockholders. The failure to secure additional working capital could materially adversely affect the business and financial condition of the Company. Insufficient working capital may require the Company to alter operations significantly.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company granted a warrant which grants the holder the right to purchase in the aggregate up to 80,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrant expire on March 18, 2002. The grant of the warrant is exempt under the Securities Act of 1933, as amended, ("1933 Act") by virtue of the exemption under Section 4(2).

         The Company issued 32,440 shares of its Series F Preferred Stock and 346,027 shares of its common stock for $3,244,000. The issuance is exempt under the 1933 Act by virtue of the exemption under section 4(2).

         The Company issued 75 shares of its Series E Preferred Stock and 38,470 shares of its common stock. The issuance is exempt under the 1933 Act by virtue of the exemption under section 4(2).

            The Company issued 100,000 shares of its common stock for $100,000. The issuance is exempt under the 1933 Act by virtue of the exemption under section 4(2).

         The holders of all of the outstanding Series D Preferred Stock converted their shares. The Company issued 3,083,447 shares of common stock upon the conversion of the Series D Preferred Stock. The issuance is exempt under the 1933 Act by virtue of the exemption under section 4(2).

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

(a)      First Source Financial LLP Loan Facility

         On May 12, 1999, the Company entered into a Secured Credit Agreement with First Source Financial LLP providing the Company with a $17 million asset based loan facility replacing its existing asset based loan facilities provided by Congress Financial Corporation.

         The loan facility provides the Company with a $13 million revolving loan with an interest rate at prime plus 1 1/2%, a $3 million three year term loan with an interest rate at prime plus 2% and a $1 million three year term loan with an interest rate at prime plus 2% increasing to prime plus 3% on November 15, 1999. The Company may convert any or all of the loans with a LIBOR-based rate. The revolving loan may be converted to LIBOR plus 3 1/4%, the $3 million term loan may be converted to LIBOR plus 4% and the $1 million term loan may be converted to LIBOR plus 4% increasing to LIBOR plus 5% on November 15, 1999.

         The credit facility is secured by substantially all of the assets of the Company, a personal guarantee by Robert M. Rubin, the Company's Chairman of the Board up to $1 million and an additional $1 million cash collateral deposit by Mr. Rubin.

         The amount of funds available for the Company to borrow under the revolving loan is based on a percentage of the Company's inventory and receivables. As of May 12, 1999, the aggregate availability under the revolving loan was approximately $8.5 million.

         Under the Secured Credit Agreement, the Company is obligated to comply with numerous covenants including (i) providing current information to First Source; (ii) maintaining corporate status, books and records and minimum insurance; (iii) complying with tax and other laws and regulations; (iv) maintaining its real estate; (v) maintaining a minimum net worth of $14 million increasing periodically to $16.5 million; (vi) maintaining an interest coverage ratio of 2 to 1; and (vii) maintaining a fixed charge coverage ratio of 1.1 to 1.

         The Company is also prohibited, except under certain circumstances to
(i) redeem any of its outstanding common or preferred stock; (ii) prepay any subsidiary's debt; (iii) pay dividends on its common stock; (iv) make investments in other companies; (v) acquire other companies; (vi) amend its charter; (vii) engage in other types of businesses; (viii) engage in transactions with its officers, directors, control persons and other affiliates;
(ix) incur debt other than debt in the ordinary course of business and purchase money debt of less than $1 million; (x) create any liens against its property with certain exceptions; (xi) move its assets; (xii) sell its assets other than in the ordinary course of business; (xiii) hire management consultants; (xiv) make capital expenditures in excess of $500,000 per year; or (xv) incur lease obligations in excess of $1.5 million per year.

         The loan facility will terminate and the loans become due and payable in the event of a default. Events of default include, with limited exceptions
(i) failure to pay any of the loans when due, (ii) failure to pay any other debts when due; (iii) breach of certain material agreements: (iv) insolvency;
(v) breach of any guaranty under the loan facility; (vi) breach of a covenant in loan facility; (vii) breach of a representation in the loan facility; (viii) change to the Company's pension plan; (ix) breach of any of the other agreements delivered in connection with the credit facility; (x) suffering judgments or levies of more than $50,000; (xi) destruction of the Company's assets representing more than 15% of the Company's revenues; (xii) any event resulting in any lien securing the credit facility to cease to have a first priority position; or (xiii) a change in control of the Company. A change in control includes (i) more than one-half of the Company's voting stock is transferred;
(ii) two-thirds of the Company's board is removed or not re-elected; or (iii) any two of Jonathan Rosenberg, Warren N. Golden or Stephanie Sobel resigns or is terminated without cause.

(b)      Series F Preferred Stock

         The Company has designated 33,000 shares of Series F Preferred Stock. The Series F Preferred Stock is not convertible and has no voting rights except as provided under Delaware law, and is redeemable by the Company at its option equal to the liquidation value plus any accrued but unpaid dividends. The Series F Preferred Stock provides for cumulative dividends at the rate of 10% per year based on the liquidation value of $100 per share.

(c)      Series E Preferred Stock

         The Company increased the number of the authorized shares of its Series E Preferred Stock to 3,705. The Company has issued 3,705 shares of its Series E Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

         3.1      Amended Certificate of Designation of Series E of Preferred Stock

         3.2      Certificate of Designation of Series F Preferred Stock

         10.1     Secured Credit Agreement dated May 12, 1999 among First Source Financial LLP, as
                  Lender, Brownstone Holding, Inc., Ecology Kids, Inc., Diplomat Holdings, Inc. and
                  Lew Magram Ltd. as Borrowers and Diplomat Direct Marketing Corporation, as Funds
                  Administrator (exhibits and schedules omitted)

         10.2     Security Agreement dated May 12, 1999 among First Source Financial LLP.,
                  Brownstone Holdings, Inc., Ecology Kids, Inc. Diplomat Holding, Inc. and Lew
                  Magram Ltd. (exhibits and schedules omitted)

         10.3     Guaranty of Diplomat Direct Marketing Corporation (First Source Financial LLP) dated
                  May 12, 1999.

         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         On April 23, 1999, the Company filed Form 8-K/A2, amending the Company's 8-K filed on March 6, 1998, as amended October 16, 1998, solely to amend the financial statements in connection with the Company's acquisition of Lew Magram Ltd.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIPLOMAT DIRECT MARKETING CORPORATION


Dated: May 18, 1999                   By: /s/ Warren H. Golden
                                         -------------------------------------
                                           Warren H. Golden
                                           President


                                      By: /s/ Irwin Oringer
                                         -------------------------------------
                                           Irwin Oringer
                                           Chief Accounting Officer

                                  EXHIBIT INDEX


3.1      Amended Certificate of Designation of Series E of Preferred Stock

3.2      Certificate of Designation of Series F Preferred Stock

10.1     Secured Credit Agreement dated May 12, 1999 among First Source Financial LLP, as
         Lender, Brownstone Holding, Inc., Ecology Kids, Inc., Diplomat Holdings, Inc. and
         Lew Magram Ltd. as Borrowers and Diplomat Direct Marketing Corporation, as Funds
         Administrator (exhibits and schedules omitted)

10.2     Security Agreement dated May 12, 1999 among First Source Financial LLP.,
         Brownstone Holdings, Inc., Ecology Kids, Inc. Diplomat Holding, Inc. and Lew
         Magram Ltd. (exhibits and schedules omitted)

10.3     Guaranty of Diplomat Direct Marketing Corporation (First Source Financial LLP) dated
         May 12, 1999.

27       Financial Data Schedule