Form 10-Q
period 1999-06-30
DIPLOMAT DIRECT MARKETING CORP
filed 1999-08-16
CIK 910319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-22432

                      DIPLOMAT DIRECT MARKETING CORPORATION
             (Exact name of registrant as specified in its charter)

                         (Formerly Diplomat Corporation)

       Delaware                                             13-3727399
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification No.)

       414 Alfred Avenue
       Teaneck, New Jersey                                       07666
       (Address of principal executive offices)             (Zip Code)

       (201) 833-4450 (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the Registrant's Common Stock, $.0001 Par Value, on August 13, 1999 was 16,696,414 shares.

                      DIPLOMAT DIRECT MARKETING CORPORATION
                   JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements .............................................. 4
Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 12
Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 20

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 21
Item 2.   Changes in Securities and Use of Proceeds......................... 21
Item 3.   Defaults Upon Senior Securities................................... 21
Item 4.   Submission of Matters to a Vote of Security Holders............... 21
Item 5.   Other Information................................................. 22
Item 6.   Exhibits and Reports on Form 8-K.................................. 23

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others:

         o the availability of vendor credit;

         o the successful expansion of product lines in our catalogs;

         o consumer acceptance of our new products;

         o price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins; and

         o a downturn in general economic conditions.

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks described above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1999 and September
          30, 1998........................................................    5
         Consolidated Statements of Operations
           for the nine months and three months ended June 30, 1999
           and 1998 ......................................................    6
         Consolidated Statements of Cash Flows
           for the nine months ended June 30, 1999 and 1998 ..............    7
         Notes to Consolidated Financial Statements.......................  8-11

             Diplomat Direct Marketing Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                   (Unaudited)

                                             June 30, 1999   September 30, 1998
                                             -------------   -------------------
             ASSETS

Current:

    Cash and cash equivalents                     $815,081             $322,778
    Accounts receivable, net                     1,745,555            1,921,209
    Inventories                                 12,658,574           11,066,380
    Prepaid catalogs                             4,111,176            8,051,651
    Prepaid expenses                             1,866,007            1,379,567
    Other current assets                           887,646              837,946
                                               -----------          -----------
Total current assets                            22,084,039           23,579,531
                                               -----------          -----------
Property and equipment, net                      3,740,505            4,176,903
                                               -----------          -----------

Other Assets:

    Goodwill, net of amortization               14,216,343           14,587,358
    Customer list, net of amortization           6,500,000            7,100,000
    Note receivable                                870,000              870,000
    Other                                        1,952,090              645,091
                                               -----------          -----------
Total assets                                   $49,362,977          $50,958,883
                                               ===========          ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable and accrued expenses      $13,411,570          $18,469,136
    Loans payable-officers                          15,000              225,000
    Loans payable-bank                           8,139,625            5,504,371
    Open prepaid orders                            709,588            1,211,165
    Outstanding merchandise credit               2,048,516            1,892,148
    Current maturities of long-term debt         1,811,758              939,816
                                               -----------          -----------
Total current liabilities                       26,136,057           28,241,636
                                               -----------          -----------
Long term debt, less current maturities          9,127,847            6,383,585
                                               -----------          -----------

Stockholders' equity

  Preferred stock, $.01 par value per share, shares authorized 1,000,000; issued and outstanding 396,645 and 546,133

                                                     3,841                5,461
  Common stock, $.0001 par value-shares authorized
    50,000,000; issued and outstanding 15,980,316

     and 11,162,372                                  1,601                1,112
    Additional paid-in capital                  31,838,781           25,835,445
    Accumulated (deficit)                      (17,745,150)          (9,508,356)
                                               -----------          -----------

Total stockholders' equity                      14,099,073           16,333,662
                                               -----------          -----------

Total liabilities and stockholders' equity     $49,362,977          $50,958,883
                                               ===========          ===========

          See accompanying notes to consolidated financial statements.

             Diplomat Direct Marketing Corporation and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                         For the Nine        For the Nine      For the Three      For the Three
                                                         Months Ended        Months Ended      Months Ended       Months Ended
                                                        June 30, 1999       June 30, 1998      June 30, 1999      June 30, 1998
                                                        -------------       -------------      -------------      -------------
Net sales                                                $56,442,962         $57,118,755        $15,380,425        $20,603,127
Cost of goods sold                                        28,613,001          26,029,624          8,074,566          9,000,300
                                                         -----------         -----------        -----------        -----------
    Gross profit                                          27,829,961          31,089,131          7,305,859         11,602,827
Selling, general and administrative expenses              33,769,557          28,018,329          9,954,294         10,947,665
                                                         -----------         -----------        -----------        -----------
    Operating income (loss)                              (5,939,596)           3,070,805        (2,648,435)            655,162
Interest expense                                         (1,701,432)            (958,501)         (651,273)           (316,252)
                                                         -----------         -----------        -----------        -----------
    Income (loss) before income tax (expense)

        Benefit                                          (7,641,028)           2,112,304        (3,299,708)            338,910
Income tax (expense) benefit                                     --                  --                 --                  --
                                                         -----------         -----------       ------------        -----------
    Income (loss) from continuing operations             (7,641,028)           2,112,304        (3,299,708)            338,910
Loss on discontinued operations                             (37,386)          (2,311,691)               --            (239,593)
                                                         -----------         -----------        -----------        -----------
Net income (loss)                                        (7,678,414)            (199,387)       (3,299,708)             99,317
Preferred stock dividends                                  (558,380)            (236,250)         (128,630)            (78,750)
                                                        ===========          ===========        ==========         ===========
Net income (loss) to common stockholders                $(8,236,794)           $(435,637)      $(3,428,338)            $20,567
                                                        ============         ===========       ===========         ===========

Per common share-Basic:
    Net income (loss) from continuing

        operations                                           $(0.63)               $0.18            $(0.23)              $0.02
    Net income (loss) from discontinued
        operations                                               --                (0.22)               --              $(0.02)

    Net income (loss)-Basic                                  $(0.63)              $(0.04)           $(0.23)              $0.00
                                                        ===========          ===========       ===========         ===========
Per common share-Diluted:
    Net income (loss) from continuing

        Operations                                           $(0.61)               $0.13            $(0.22)              $0.02
    Net income (loss) from discontinued
        Operations                                               --                (0.14)               --               (0.01)
                                                        -----------          -----------       -----------         -----------
    Net income (loss)-Diluted                                $(0.61)              $(0.01)           $(0.22)              $0.01
                                                        ============         ===========       ===========         ===========
Average number of shares used in

    Computation

    Basic                                                13,021,731           10,596,513        14,712,778          11,049,872
    Diluted                                              13,576,731           15,886,916        15,267,778          15,693,317


          See accompanying notes to consolidated financial statements.

                 Diplomat Direct Marketing Corp and Subsidiaries
                      Consolidated Statements of Cash Flow

                                   (unaudited)


                                                                           For the Nine Months           For the Nine
                                                                                  Ended                  Months Ended
                                                                              June 30, 1999              June 30, 1998
                                                                              -------------              -------------
Cash flows from operating activities:
Net income (loss)                                                              $(7,678,414)                 $(199,385)

Adjustments to reconcile net income to net cash used in operating activities:

Amortization                                                                       971,015                    841,569
Depreciation                                                                       583,019                    566,495
Write off of goodwill of Biobottoms                                                      --                 3,659,245
Changes in assets and liabilities:

(Increase) decrease in accounts receivable                                         175,654                   (532,484)
(Increase) decrease in inventories                                              (1,592,194)                (4,202,862
(Increase) decrease in prepaid expenses                                           (486,440)                (3,001,261)
(Increase) decrease in prepaid catalogs                                          3,940,475                 (3,217,538)
(Increase) decrease in other current assets                                        (49,700)                   478,311
(Increase) decrease in other assets                                             (1,306,999)                (6,076,819)
(Increase) decrease in assets held for sale                                              --                (3,143,235)
Increase (decrease) in accounts payable and accrued liabilities                 (5,057,565)                 7,481,115
Increase (decrease) in outstanding merchandise credits                             156,368                  1,118,170
Increase (decrease) in prepaid orders                                             (501,577)                 1,131,351
                                                                              ------------               ------------
Net cash used in operating activities                                          (10,846,358)                (5,097,328)
                                                                              ------------               ------------
------------               ------------
Cash flows from investing activities:

Proceeds from sale of Biobottoms                                                        --                  1,000,000
Acquisition of subsidiary assets                                                        --                 (5,181,596)
Purchase of property and equipment                                                (146,622)                  (741,853)
                                                                              ------------                -----------
Net cash from investing activities                                                (146,622)                (4,923,449)
                                                                              ------------                -----------
Cash flows from financing activities:

Proceeds of loans                                                                       --                  5,000,000
Increase (decrease) in long term debt and loans payable                          4,000,000                         --
Revolving credit loans                                                           2,635,254                   (233,173)
Preferred stock dividends paid                                                    (558,380)                  (284,140)
Issuance of preferred and common stock                                           6,002,205                  5,893,794
Repayment of long-term debt and loan payables                                     (593,796)                  (236,197)
                                                                              ------------                -----------
Net cash provided by financing activities                                       11,485,283                 10,140,284
                                                                              ------------                -----------
Net increase (decrease) in cash                                                    492,304                    119,507
Cash at beginning of period                                                        322,778                     51,877
                                                                              ============                ===========
Cash at end of period                                                             $815,081                   $171,384
                                                                              ============              =============


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

         (h) Long-lived assets, primarily property and equipment, goodwill and customer lists are periodically reviewed by management to determine if there has been a permanent impairment in their value by evaluating various factors, including current and projected operating results. Based on this assessment, management concluded that at June 30, 1999 and September 30, 1998, the Company's long-lived assets were fully realizable.

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

         (k) Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period in which related revenues are expected to be realized, generally three to six months. Advertising costs, principally the amortization of such prepaid catalog costs attributable to continuing operations, included in the accompanying statement of operations were $20,184,000 for the nine months ended June 30, 1999 and $5,684,000 for the three months ended June 30, 1999. Included in current assets at June 30, 1999, is $4,111,000 and at September 30, 1998, $8,052,000 of
prepaid catalog costs.

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

         (a)    Acquisition of Lew Magram

         On February 19, 1998, the Company (through its wholly owned subsidiary, Magram Acquisition Corp.) closed on the acquisition of Lew Magram, Ltd. ("Lew Magram"), a New York corporation with a place of business in Teaneck, New Jersey, which is in the business of mail order catalog sales of women's clothing. For accounting purposes, the acquisition was effected as of July 1, 1997, the date that the Company assumed effective control of Lew Magram. The acquisition was accounted for as a purchase and the consideration consisted of the issuance of 95,000 shares of the Company's $.01 par value, Series D Preferred Stock, convertible into 3,166,667 shares of the Company's common stock (which assumes a market value of $4.00 per share). The preferred stock does not pay any dividends, but participates with common in any Company distributions. The preferred stock has a liquidation preference of $100 per share. An additional 250,000 shares of common stock were also given as consideration to the sellers. The fair market value of the consideration was approximately $8.7 million and acquisition costs were approximately $646,000. The Company recorded the carryover basis for certain selling stockholders of Lew Magram who are also principal stockholders of the Company.

         The net fair market value of identifiable assets acquired was approximately $6.9 million, and included customer lists valued at $5 million. The customer lists are being amortized over a period of 10 years. Cost in excess of net assets acquired amounted to approximately $10 million and is being amortized over 25 years.

         (b)     Acquisition of Brownstone

         On October 30, 1997, the Company acquired out of bankruptcy all the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company for the assumption of approximately $10,000,000 in liabilities and an option to the owners of Jean Grayson's Brownstone Studios, Inc. to purchase 200,000 shares of Diplomat common stock at $3.9375 (market value) for a period of three years. The acquisition was accounted for as a purchase, accordingly, the operating results include the operations of Brownstone for the period November 1, 1997, through October 30, 1998. The purchase price was allocated to assets acquired based on their estimated fair value, including customer lists valued at $3,000,000 which will be amortized on a straight line basis over ten years. This treatment results in approximately $4,000,000 in cost in excess of net assets acquired which will be amortized on a straight line basis over twenty-five years. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalogs. Since Brownstone was in bankruptcy prior to its acquisition in October 1997, presentation of financial information as if it had been acquired on October 1, 1996 was not available and would not be meaningful.

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

Following is a summary of net assets and the results of operations of
Biobottoms:

                                    As of December 31, 1997

Assets

     Current                              $5,206,854
     Property and equipment                  349,025
     Other                                 3,493,295
Liabilities

     Current                               6,148,011
     Long-term                                67,301

                                          ----------
Net assets disposed of                     2,833,862

                                          ==========


                                       Periods Ended June 30,
                                       1999              1998
                                    ---------------------------

Sales                               $       --       $7,539,651
                                    ----------       ----------
Cost of sales                               --        5,105,414
Operating expenses                      37,386        5,016,906
Interest                                    --          182,171
                                    ----------       ----------
                                        37,386       10,304,491

                                    ----------       ----------
Loss before sale                       (37,386)      (2,764,840)
Gain on sale of assets                      --        4,101,693
                                    ----------       ----------
Net income (loss)                   $  (37,386)      $1,336,853
                                    ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 2.

Introduction

         We are a prominent specialty retailer of quality women's fashion apparel and accessories sold through mail order catalogs and we recently commenced sales on the Internet. Currently, we target niche markets through our two distinctive catalogs, Lew Magram, designed to appeal to fashion-oriented women, and Brownstone Studio, designed to appeal to a broad range of fashions for the affluent and mature woman. We recently acquired the Lew Magram and Brownstone Studio catalogs. We acquired out of bankruptcy all of the assets of Jean Grayson's Brownstone Studios, Inc. on October 30, 1997. We effectively took control over Lew Magram in July 1997 and completed the acquisition on February 19, 1998.

         We also manufacture and distribute, primarily to major mass merchandisers, cloth diapers, diaper covers, layettes, infant and child travel products and other infant accessories marketed primarily under the Ecology Kids name. On April 17, 1998, we sold substantially all of the assets of our wholly owned subsidiary Biobottoms, Inc. for $2,270,000 in cash and notes and $5,749,000 in assumption of liabilities.

         We are currently experiencing significant delays in fulfilling merchandise orders. This is a result of our difficulty in obtaining timely shipment of inventory from our vendors to meet customer demand. Some of our vendors and their lending institutions have been reluctant to extend credit to us in such amounts and upon such terms as to support timely delivery of inventory as needed to meet orders. This reluctance is principally a result of our working capital being insufficient.

         Our inability to timely deliver merchandise has resulted in increased order cancellations, which, for the last 18 months have been approximately 25% of demand compared to 10% as the industry standard. For the nine months ended June 30, 1999, order cancellations remained high at 25% of demand. As a result, we have recognized increased charges in both the second quarter and third quarter of fiscal 1999 for the write-off catalog expenditures disproportionate to the net sales realized.

         We are taking steps to improve our working capital. We have recently restructured our asset based credit facility to improve our working capital position, which we anticipate will strengthen our ability to obtain improved credit availability on more favorable terms, timely deliver merchandise to our customers, reduce order cancellations, and improve initial customer response. It is too early, however, to determine whether such additional capital will yield such results. To raise additional equity capital, we plan to sell in a public offering 1.9 million shares of our common stock after giving effect to a 1-for-6 reverse stock split. We plan to close the offering in September 1999. The public offering will be made only by means of a prospectus. We can not determine at this time whether the public offering will be completed or that net proceeds obtained from a public offering, if completed, will be sufficient to obtain necessary vendor credit.

Results of Operations

         Comparison of Our Nine Months Ended June 30, 1999 to Our Nine Months Ended June 30, 1998

         Net Sales

         Consolidated net sales from continuing operations for the nine months ended June 30, 1999, decreased slightly by 1% to $56.4 million from $57.1 million for the nine months ended June 30, 1998. Net sales for Brownstone increased from $15.7 to $22.5 primarily because we owned Brownstone for less than nine months for the nine month period ended June 30, 1998. Net sales for Lew Magram decreased from $35.9 to $30.0 during this period. This is primarily due to increased order cancellations and sellouts as a result of our inability to timely ship merchandise in this period. Net sales for Ecology Kids decreased from $5.6 million to $3.9 million also due to our inability to ship merchandise in a timely fashion to our customers.

         Gross Profit

         Consolidated gross profit from continuing operations decreased by 10% from $31.1 million for the nine months ended June 30, 1998 to $27.8 million for the nine months ended June 30, 1999. Gross profit from continuing operations as a percentage of net sales decreased from 54% for the nine months ended June 30, 1998 to 49% for the nine months ended June 30, 1999 due to a decrease in margins on goods sold. This decrease was primarily a result of a higher proportion of clearance merchandise sales due to an increase in returns of late delivered merchandise resulting from our inability to obtain vendor credit.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses from continuing operations as a percentage of net sales increased from 49% for the nine months ended June 30, 1998 to 60% for the nine months ended June 30, 1999. The increase in expenses is attributable to the increase in catalog production costs which are typically written off over the sales life of the catalog. The life of the catalog in this period was reduced as a result of our inability to mail books over a normal catalog schedule. For the nine months ended June 30, 1999, these costs were $20.2 million as compared to $15.7 million for the nine months ended June 30, 1998.

         Interest expense as a percent of net sales increased from 2% for the nine months ended

June 30, 1998 as compared to 3% for the nine months ended June 30, 1999. This increase is due primarily to the interest expense attributable to the Finova debentures.

         Income (Loss) from Continuing Operations

         Loss from continuing operations before income taxes for the nine months ended June 30, 1999 was approximately $7.6 million as compared to income from continuing operations of $2.1 million for the nine months ended June 30, 1998 primarily due to the increase in catalog production costs chargeable to that period and to lower margins attributable to unshipped backorders.

         Net Income (Loss)

         Net loss for the nine months ended June 30, 1999 was approximately $7.7 million, as compared to net loss for the nine months ended June 30, 1998 of $0.2 million. This increase in net loss is principally due to the decrease in net revenues and the increase in catalog production costs, both discussed above.

         Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Net Sales

         Consolidated net sales from continuing operations for the three months ended June 30, 1999, decreased by 25% to $15.4 million from $20.6 million for three months ended June 30, 1998. Financial constraints have caused reductions and delays to printing and distributing catalogs during the quarter ended June 30, 1999. Our sales historically vary proportionate to the catalogs mailed. We distributed 8 million Lew Magram and Brownstone catalogs during the third quarter of fiscal 1999 as compared to 14 million catalogs during the same quarter of fiscal 1998. Net revenues also declined as a result of an increase in order cancellations and sellouts as a result of our inability to timely ship merchandise in this period.

         Gross Margin

         Consolidated gross profit from continuing operations decreased by 37% from $11.6 million for the three months ended June 30, 1998 to $7.3 million for the three months ended June 30, 1999. Gross profit from continuing operations as a percentage of net sales decreased from 56% for the three months ended June 30, 1998 to 48% for the three months ended June 30, 1999 due to a decrease in margins on goods sold. This decrease was primarily a result of a higher proportion of clearance merchandise sales due to an increase in returns of late delivered merchandise resulting from our inability to obtain vendor credit.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses from continuing operations as a percentage of net sales increased from 53% for the three months ended June 30, 1998 to 65% for the three months ended June 30, 1999. The increase is attributable to the catalog production costs for the third quarter of fiscal 1999 remaining substantially the same as the third quarter of fiscal 1998, even though net sales substantially declined between the same periods. For the three months ended June 30, 1999, these costs were $5.7 million as compared to $6.1 million for the three months ended June 30, 1998.

         Interest expense as a percent of net sales increased from 2% for the three months ended June 30, 1998 as compared to 4% for the three months ended June 30, 1999. This increase is due to the decline in revenues and the increase in interest expense attributable to the Finova debentures.

         Income from Continuing Operations

         Loss from continuing operations before income taxes for the three months ended June 30, 1999 was approximately $3.3 million as compared to income from continuing operations of approximately $0.3 million for the three months ended June 30, 1998 primarily due to the decline in net revenues.

         Net Income (Loss)

         Net loss for the three months ended June 30, 1999 was approximately $3.3 million, as compared to net income for the three months ended June 30, 1998 of $0.1 million. This increase in net loss is primarily due to the decrease in net revenues, as discussed above.

Liquidity and Capital Resources

         Our principal source of working capital has historically been asset based loan facilities provided by Congress Financial Corporation. On May 12, 1999, we entered into a Secured Credit Agreement with First Source Financial LLP providing us with a $17 million asset based loan facility replacing our existing asset based loan facilities provided by Congress.

         The First Source loan facility provides us with a $13 million revolving loan with an interest rate at prime plus 1 1/2%, a $3 million three year term loan with an interest rate at prime plus 2% and a $1 million three year term loan with an interest rate at prime plus 2% increasing to prime plus 3% on November 15, 1999. We may convert any or all of the loans to a LIBOR (London interbank offer rate)-based rate. The revolving loan may be converted to LIBOR plus 3 1/4%, the $3 million term loan may be converted to LIBOR plus 4% and the $1 million term loan may be converted to LIBOR plus 4% increasing to LIBOR plus 5% on November 15, 1999.

         The loan facility is secured by substantially all of our assets, a personal guarantee by Robert M. Rubin, our Chairman of the Board, up to $1 million and an additional $1 million cash collateral deposit by Mr. Rubin.

         The amount of funds available for us to borrow under the revolving loan is based on a percentage of our inventory and qualified receivables plus 100% of Mr. Rubin's cash collateral. As of May 12, 1999, the aggregate availability under the revolving loan was approximately $8.5 million.

         We have amended the Secured Credit Agreement to allow for an additional $2.0 million in additional funds available under the loan facility and to waive certain financial and other covenant defaults. The additional availability was secured by a pledge by the Rubin Family Irrevocable Stock Trust of 900,000 shares of Tadeo Holdings, Inc. common stock. As of August 13, 1999, the aggregate availability under the revolving loan was approximately $10,000,000.

         Under the Secured Credit Agreement, we are obligated to comply with numerous covenants including (i) providing current information to First Source;
(ii) maintaining corporate status, books and records and minimum insurance;
(iii) complying with tax and other laws and regulations; (iv) maintaining our real estate; (v) maintaining a minimum net worth of $14 million increasing periodically to $16.5 million; (vi) maintaining an interest coverage ratio of 2 to 1; and (vii) maintaining a fixed charge coverage ratio of 1.1 to 1.

         We are also prohibited, except under certain circumstances, to (i) redeem any of our outstanding common or preferred stock; (ii) prepay any subsidiary's debt; (iii) pay dividends on our common stock; (iv) make investments in other companies; (v) acquire other companies; (vi) amend our charter; (vii) engage in other types of businesses; (viii) engage in transactions with our officers, directors, control persons and other affiliates;
(ix) incur debt other than debt in the ordinary course of business and purchase money debt of more than $1 million; (x) create any liens against our property with certain exceptions; (xi) move our assets; (xii) sell our assets other than in the ordinary course of business; (xiii) hire management consultants; (xiv) make capital expenditures in excess of $500,000 per year; or (xv) incur lease obligations in excess of $1.5 million per year.

         The loan facility will terminate and the loans become due and payable in the event of a default. Events of default include, with limited exceptions,
(i) failure to pay any of the loans when due, (ii) failure to pay any other debts when due; (iii) breach of certain material agreements; (iv) insolvency;
(v) breach of any guaranty under the loan facility; (vi) breach of a covenant in the loan facility; (vii) breach of a representation in the loan facility; (viii) change to our pension plan; (ix) breach of any of the other agreements delivered in connection with the loan facility; (x) suffering judgments or levies of more than $50,000; (xi) destruction of our assets representing more than 15% of our revenues; (xii) any event resulting in any lien securing the loan facility to cease to have a first priority position; or (xiii) a change in control. A change in control includes (i) more than one-half of our voting stock is transferred;
(ii) two-thirds of our board is removed or not re-elected; or (iii) any two of Warren H. Golden, Mark McSweeney or Irving Magram resigns or is terminated without cause.

         On June 29, 1998, we issued $5,000,000 principal amount of our 12% subordinated secured debentures to Finova Mezzanine Capital, formerly known as Sirrom Capital Corporation, d/b/a Tandem Capital. The debentures are due June 29, 2003, and bear interest at 12%, payable quarterly. The debentures are secured by all of our personal property and include certain restrictive covenants, including restrictions on dividends and distributions, additional debt financing and transactions between us and our affiliates. We also issued warrants in connection with the issuance of the debentures. At the time of the loan, we issued a warrant to purchase up to 208,300 shares of our common stock exercisable at $2.35 per share for five years. The exercise price is to be adjusted downward if our common stock price is below this exercise price to an exercise price equal to the greater of 80% of the market price on June 29, 1999 or $2.00 per share. On June 29, 1999, the warrants were repriced to $2.00 per share. Because the debentures were outstanding on February 28, 1999, we issued an additional warrant to purchase 416,600 shares of common stock exercisable at $1.59 per share for five years. Because the debentures were outstanding on June 29, 1999, we issued to Finova an additional warrant to purchase 200,000 shares of common stock exercisable at $2.00 per share. Finova will also receive 200,000 warrants each June 29 commencing in 2000 while the debentures remain outstanding.

         During the third fiscal quarter, we received a cash investment of $1,050,000 by issuing our Series G Preferred Stock. The Series G Preferred Stock is convertible into common stock based on the average of the closing bid prices for the lowest five of the twenty trading days immediately preceding the date of conversion. For example, assuming a conversion price of $0.75, the Series G Preferred Stock holders would receive on conversion an aggregate of 1,400,000 shares of common stock. The Series G Preferred Stock is redeemable at our option, but must be redeemed out of the proceeds of any public offering in excess of $9 million.

         We, however, continue to experience working capital shortages and require additional capital resources to fund our existing operations. We have borrowed the maximum amounts available under the First Source loan facility as of the date hereof and there is no unused loan availability.

          We are pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to us or our stockholders. The failure to secure additional working capital could materially adversely affect our business and financial condition. Insufficient working capital may require us to alter operations significantly.

         We can not guaranty that we will be able to operate profitably in the future or that cash from operations will become the principal source of funds for operations.

Seasonality

         Our business does not follow the seasonal pattern typical of the retail apparel industry, but is, instead, more closely related to the timing and distribution of catalog mailings. Through 1997 there were significant variations in our seasonal sales volume with the largest volume period being first quarter, ending December 31. In 1998, the Lew Magram and Brownstone acquisitions helped to spread out the volume evenly throughout the year since mail order volume varies only in proportion to the orders generated and merchandise shipped. Accordingly, we are now less susceptible to seasonable variations. The combined net sales of Lew Magram, Brownstone and Ecology Kids for each quarter of the fiscal years ended September 30, 1996, September 30, 1997, and September 30, 1998, presented as a percentage of net sales for each such year, were as follows:

Percentage of Annual Sales

                              First       Second       Third       Fourth
Fiscal Year                  Quarter     Quarter      Quarter     Quarter
-----------                  -------     -------      -------     -------

September 30, 1996.........    27%          24%          30%          19%
September 30, 1997.........    33%          25%          24%          18%
September 30, 1998.........    24%          23%          28%          25%

Inflation

         There was no significant impact on our operations as a result of inflation during fiscal year 1996, fiscal year 1997 or fiscal year 1998.

Year 2000

         Year 2000 Compliance

         Beginning in the Year 2000, the data fields coded in some software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues.

         State of Readiness

         We have developed a remediation plan for the Year 2000 issue that involves identification, assessment and testing of the equipment and systems affected:

         o an assessment of information technology (IT) equipment and systems has been done;

         o an assessment of non-information technology (non-IT) embedded systems such as telephones, voice mail and building security systems has been completed; and

         o the readiness of significant third party vendors and suppliers of services is being analyzed.

         The evaluation, which is expected to be completed by December 1999, covers the following phases:

         o development of an inventory of all IT equipment and systems and non-IT systems that are potentially affected (100% complete);

         o determination of those systems that require repair or replacement (70% complete);

         o repair or replacement of those systems (25% complete); and

         o creation of contingency plans in the event of Year 2000 failures (25% complete).

         To date, less than 10% of assessed systems have required repair or replacement. Non-IT systems and internally developed programs have been reviewed, and are not considered to be date sensitive to the Year 2000. Based on this evaluation, we do not believe that our systems and programs present Year 2000 issues, and generally believe that we will be Year 2000 compliant.

         Although we believe that we will be Year 2000 compliant, third party equipment and software is used that may not be Year 2000 compliant. An evaluation of the Year 2000 compliance of the third party products used in our internal systems and major vendors have begun, but we are unable to predict the extent to which:

         o the Year 2000 issue will affect suppliers; or

         o we would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis.

         All our vendors and suppliers have been placed in a priority category according to their importance to our business. Letters will be sent to all vendors and suppliers with an operating impact seeking details of the status of their Year 2000 program. Vendor and supplier readiness is being assessed and tracked. Vendors have generally indicated that they are making best efforts toward Year 2000 compliance. We expect to have certification that all vendors and suppliers with an operating impact are Year 2000 compliant by December 1999. Plans are being developed to ensure continued availability of service through alternate channels in the event that satisfactory commitments are not received from vendors and suppliers with an operating impact. For the highest priority vendors and suppliers, where business risk warrants it, we are planning to conduct, in the fourth quarter, an integration test of Y2K compliance where specific dates are simulated. These vendors and suppliers include merchandise suppliers such as Call Center Services, Convergys Group, CommercialWare, Inc. and Clairicom and package delivery services such as United Parcel Service and the United States Postal Service. The failure of one of these highest priority vendors or suppliers to convert its systems on a timely basis or in a manner compatible with our systems could cause us to incur unanticipated expenses to remedy any problems and could adversely affect its business. In addition, the software and hardware products used by affiliate Web sites, advertisers, customers, governmental agencies, public utilities, telecommunication companies and others, may not be Year 2000 compliant. If these products are not Year 2000 compliant, customers' ability to use our Web site may be disrupted.

         Costs to Address Year 2000 Compliance

         To date, we have incurred approximately $100,000 in connection with identifying or evaluating Year 2000 compliance issues. Most of these expenses have related to the opportunity cost of time evaluating software, the current versions of our products and Year 2000 compliance matters generally. We expect that our future Year 2000 costs will be approximately $250,000 and will be funded out of cash on hand. However, the full impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect our business.

         Contingency Plan

         We have not yet completed our Year 2000 contingency plans. Such plans include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. We expect to have such plans in place by the end of December 1999. The worst case scenario related to Year 2000 issues would involve a major shutdown of the telecommunication companies, which would result in the loss of our principal revenue source until the shutdown was resolved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 1999, we issued to one investor 100,000 shares of our common stock and an option to purchase up to 100,000 shares of our common stock at an exercise price of $1.00 per share for a cash investment of $100,000. The proceeds were used for working capital purposes.

         In May 1999, we granted to two consulting firms common stock purchase warrants to purchase up to an aggregate of 125,000 shares of common stock at $1.15625 per share for consulting services.

         In June 1999, we issued to Finova Mezzanine Capital a common stock purchase warrant to purchase 200,000 shares of common stock at $2.00 per share as required by the Debenture Purchase Agreement dated June 29, 1998.

         In June 1999, we entered into agreements with two investors to issue an aggregate of 500 shares of Series G Preferred Stock and common stock purchase warrants to purchase up to 120,000 shares of common stock at $1.00 per share for an aggregate cash investment of $50,000. The transaction closed in July 1999.

The proceeds were used for working capital purposes.

         In June 1999, we entered into an agreement with Tadeo E-Commerce, Inc. to issue to it 10,000 shares of Series G Preferred Stock for a cash investment of $1,000,000. In addition, we issued 1,066,098 shares of our common stock for 285,715 shares of Tadeo Holdings, Inc. common stock, the parent of Tadeo E-Commerce, Inc. The transaction closed in July 1999. The proceeds were used for working capital purposes.

         In July 1999, we granted to a director an option to purchase 50,000 shares of common stock at $1.00 per share for his continuing to serve as a director.

         Each of the above issuances of securities was exempt from registration under the 1933 Act by virtue of the exemption under Section 4(2).

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 10, 1999, we held our 1999 Annual Meeting of Stockholders. At the meeting, our stockholders elected six directors and voted on six proposals presented at the meeting upon the recommendation of our Board.

         The following persons were elected to the Board for the next year and the number of voting shares voted for each nominee:

         Robert M. Rubin   10,383,996 For   91,651 Abstain
         Warren H. Golden  10,385,496 For   90,151 Abstain
         Stuart Leiderman  10,388,422 For   87,225 Abstain
         Julia Aryeh       10,385,246 For   90,401 Abstain
         Howard B. Katz    10,388,922 For   86,725 Abstain
         David Abel        10,388,922 For   86,725 Abstain

         The following proposals were presented to the stockholders at the Annual Meeting and how the voting shares were voted on each proposal:

         Proposal Number 1 - the stockholders approved an amendment to our Certificate of Incorporation to effect a 1-for-6 reverse split of our common stock -- 10,198,556 For; 0 Against; 0 Abstain. The Board originally proposed a 1-for-5 reverse split of our common stock. At the Annual Meeting, the proposal was amended to provide for a 1-for-6 reverse split. The proposal was approved by stockholders attending the meeting in person holding a majority of the outstanding voting shares.

         Proposal Number 2 - the stockholders approved an amendment to our Certificate of Incorporation to change our name to StyleSite Marketing, Inc. -- 10,467,872 For; 5,500 Against; 2,275 Abstain.

         Proposal Number 3 - the stockholders approved an amendment to our Certificate of Incorporation to increase the maximum size of our Board of Directors from seven members to nine -- 10,360,746 For; 102,251 Against; 12,650 Abstain.

         Proposal Number 4 - the stockholders approved an increase in the number of shares reserved for future issuance under our November 1996 Stock Option Plan from 1,500,000 to 2,500,000 -- 10,343,826 For; 124,696 Against; 7,125 Abstain.

         Proposal Number 5 - the stockholders ratified BDO Seidman, LLP as our independent certified public auditors for the next fiscal year -- 10,459,696 For; 6,526 Against; 9,425 Abstain.

         Proposal Number 6 - the stockholders approved the conversion and exchange offer to our preferred stockholders -- 10,367,146 For; 93,826 Against; 14,675 Abstain.

ITEM 5.  OTHER INFORMATION

         On July 26, 1999, we amended the Secured Credit Agreement dated May 12, 1999 with

First Source Financial LLP, our secured asset-based lender, to allow for an additional $1.1 million in additional funds available under the loan facility. This additional availability was secured by a pledge by the Rubin Family Irrevocable Stock Trust of 400,000 shares of Tadeo Holdings, Inc. common stock.

We reported this on Form 8-K filed on August 9, 1999.

         On August 9, 1999, we again amended the Secured Credit Agreement with First Source Financial LLP to allow for an additional $900,000 in additional funds available under the loan facility. This additional availability was secured by a pledge by the Rubin Family Irrevocable Stock Trust of 500,000 shares of Tadeo Holdings, Inc. common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

         3.1      Amended and Restated Certificate of Incorporation
         10.1     Third Amendment to Secured Credit Agreement and Waiver
         27       Financial Data Schedule

(b)      Reports on Form 8-K.

         On August 9, 1999, we filed a Current Report on Form 8-K under Item 5 disclosing the strategic alliance with Tadeo Holdings, Inc. and the amendment to the Secured Credit Agreement with First Source Financial LLP. The date of the Report was July 27, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DIPLOMAT DIRECT MARKETING CORPORATION

Dated: August 13, 1999            By: /s/ WARREN H. GOLDEN
                                  -------------------------------
                                          Warren H. Golden
                                          President and Chief Executive Officer

                                  By: /s/ MARK J. McSWEENEY
                                  --------------------------------
                                          Mark J. McSweeney
                                          Chief Financial Officer

EXHIBIT INDEX

3.1      Amended and Restated Certificate of Incorporation
10.1     Third Amendment to Secured Credit Agreement and Waiver
27       Financial Data Schedule