Form 10-Q/A
period 1999-06-30
STYLESITE MARKETING INC
filed 1999-10-06
CIK 910319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

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

                         Commission file number 0-22432

                            STYLESITE MARKETING, INC.
             (Exact name of registrant as specified in its charter)
                (Formerly Diplomat Direct Marketing Corporation)

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

       (201) 833-4450 (Registrant's telephone number, including area code)
       --------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of the Registrant's Common Stock, $.0001 Par Value, on September 27, 1999 was 17,046,414 shares.

                            STYLESITE MARKETING, INC.

                 JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-Q/A-1

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                              Page Number

Item 1.           Financial Statements ...........................................................................5
Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.....................................................................14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................23

                                             PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................24
Item 2.           Changes in Securities and Use of Proceeds......................................................24
Item 3.           Defaults Upon Senior Securities................................................................24
Item 4.           Submission of Matters to a Vote of Security Holders............................................25
Item 5.           Other Information..............................................................................26
Item 6.           Exhibits and Reports on Form 8-K...............................................................26

                             AMENDMENT TO FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1999

         We are amending Part I- Financial Information to our Form 10-Q for the quarter ending June 30, 1999 to reflect the following transactions that, although the transactions occurred in the quarter ending September 30, 1999, we believe is more appropriately a charge in the prior quarter:

o Write off of $870,000 for a note receivable from Genesis Direct, Inc. Genesis Direct, Inc. filed for bankruptcy in August 1999. Although some of the note may be collectable, we believe that the note should be written off.

o Write off of $1,496,000 of deferred tax credit. We have previously booked a deferred tax credit to reflect the difference between income tax accounting and financial statement accounting for certain transactions. Although we may be able to realize that asset by generating profit in the future, we believe that it is appropriate to write off the asset.

o Write off of approximately $9.7 million of goodwill relating to the acquisitions of Lew Magram Ltd. and Brownstone Studio. When we originally acquired Lew Magram and Brownstone Studio, the aggregate value to purchase these businesses exceeded the value of the tangible assets and customer lists by approximately $14.0 million, the difference being goodwill, which is being amortized over 25 years. Since the acquisitions, we have not realized the profit generated from the acquisitions and future operating forecasts can not justify maintaining the current amount of the goodwill assets on our balance sheet.

o Charge of $2 million for inventory and prepaid catalog reserves and litigation reserves.

o Reflect the capital contribution in September 1999, contingent on stockholder approval, by The Rubin Family Irrevocable Stock Trust, as a footnote to the financial statements.

      No substantive changes were made to Part II-Other Information by this amendment.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in our Quarterly Report on Form 10-Q/A-1 for the quarter ended June 30, 1999 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others:

o availability of sufficient vendor credit to obtain timely shipment of inventory to meet customer demand;
o   maintain customer loyalty to continue demand for our merchandise;
o reduce order cancellations from 25% of demand to 10%, the industry average;
o   successful expansion of product lines in our catalogs;
o   consumer acceptance of our new products;
o successful implementation and consumer acceptance of our e-commerce websites;
o price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins; and
o   a downturn in general economic conditions.

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks described above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1999 and September 30, 1998..........................6
         Consolidated Statements of Operations
              for the nine months and three months ended June 30, 1999 and 1998 ........................7
         Consolidated Statements of Cash Flows
              for the nine months ended June 30, 1999 and 1998 ..........................................8
         Notes to Consolidated Financial Statements...................................................9-13

                   StyleSite Marketing, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                              June 30, 1999          September 30, 1998
                                ASSETS

Current:

    Cash and cash equivalents                                                            $815,081                 $322,778
    Accounts receivable, net                                                            1,745,555                1,921,209
    Inventories                                                                        11,658,574               11,066,380
    Prepaid catalogs                                                                    3,111,176                8,051,651
    Prepaid expenses                                                                    1,866,007                1,379,567
    Other current assets                                                                  336,646                  837,946
                                                                         ------------------------ -------------------------

Total current assets                                                                   19,533,039               23,579,531
                                                                         ------------------------ -------------------------

Property and equipment, net                                                             3,740,505                4,176,903
                                                                         ------------------------ -------------------------

Other Assets:
    Goodwill, net of amortization                                                       4,500,000               14,587,358
    Customer list, net of amortization                                                  6,500,000                7,100,000
    Note receivable                                                                            --                  870,000
    Other                                                                               1,044,090                  645,091
                                                                         ------------------------ -------------------------

Total assets                                                                          $35,317,634              $50,958,883
                                                                         ======================== =========================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses                                             $14,011,570              $18,469,136
    Loans payable-officers                                                                 15,000                  225,000
    Loans payable-bank                                                                  8,139,625                5,504,371
    Open prepaid orders                                                                   709,588                1,211,165
    Outstanding merchandise credit                                                      2,048,516                1,892,148
    Current maturities of long-term debt                                                1,811,758                  939,816
                                                                         ------------------------ -------------------------

Total current liabilities                                                              26,736,057               28,241,636
                                                                         ------------------------ -------------------------

Long term debt, less current maturities                                                 9,127,847                6,383,585
                                                                         ------------------------ -------------------------

Stockholders' equity
    Preferred stock, $.01 par value per share, shares
        authorized 1,000,000; issued and outstanding 396,645
        and 546,133                                                                         3,966                    5,461
    Common stock, $.0001 par value-shares authorized
        50,000,000; issued and outstanding 17,046,414 and
        11,162,372                                                                          1,700                    1,112
    Additional paid-in capital                                                         31,838,557               25,835,445
    Accumulated (deficit)                                                             (32,390,493)              (9,508,356)
                                                                         ------------------------ -------------------------

Total stockholders' equity (deficit)                                                     (546,270)              16,333,662
                                                                         ------------------------ -------------------------

Total liabilities and stockholders' equity (deficit)                                  $35,317,634              $50,958,883
                                                                         ======================== =========================

          See accompanying notes to consolidated financial statements.

                   StyleSite Marketing, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                   (Unaudited)

                                                         For the Nine       For the Nine      For the Three     For the Three
                                                         Months Ended       Months Ended      Months Ended      Months Ended
                                                         June 30, 1999     June 30, 1998      June 30, 1999     June 30, 1998

Net sales                                                    $56,442,962        $57,118,755       $14,862,425       $20,603,127
Cost of goods sold                                            29,613,001         26,029,624         8,674,566         9,000,300
                                                       ----------------- ------------------ ----------------- ------------------
    Gross profit                                              26,829,961         31,089,131         6,187,859        11,602,827
Selling, general and administrative expenses                  35,369,557         28,018,329        11,398,908        10,947,665
Write off of goodwill                                          9,716,343                 --         9,716,343                --
                                                       ----------------- ------------------ ----------------- ------------------
    Operating income (loss)                                  (18,255,939)         3,070,805       (14,927,392)          655,162
Interest expense                                              (1,701,432)          (958,501)         (651,273)         (316,252)
                                                       ----------------- ------------------ ----------------- ------------------
    Income (loss) before income tax (expense)
        benefit                                              (19,957,371)         2,112,304       (15,578,665)          338,910
Income tax (expense) benefit                                  (1,496,386)                --        (1,496,386)               --
                                                       ----------------- ------------------ ----------------- ------------------
    Income (loss) from continuing operations                 (21,453,757)         2,112,304       (17,075,051)          338,910
Loss on discontinued operations                                 (870,000)        (2,311,691)         (870,000)         (239,593)
                                                       ----------------- ------------------ ----------------- ------------------
Net income (loss)                                            (22,323,757)          (199,387)      (17,945,051)           99,317
Preferred stock dividends                                       (558,380)          (236,250)         (128,630)          (78,750)
                                                       ================= ================== ================= ==================
Net income (loss) to common stockholders                    $(22,882,137)         $(435,637)     $(18,073,681)          $20,567
                                                       ================= ================== ================= ==================

Per common share-basic:
    Net income (loss) from continuing
        Operations                                                $(1.60)             $0.18            $(1.17)            $0.02
    Net income (loss) from discontinued
        Operations                                                 (0.16)             (0.22)            (0.06)           $(0.02)
                                                       ----------------- ------------------- ------------------ ------------------
    Net income (loss)-Basic                                       $(1.76)            $(0.04)           $(1.23)            $0.00
                                                       ================= =================== ================== ==================
Per common share-Diluted:
    Net income (loss) from continuing
        Operations                                                $(1.60)             $0.13            $(1.12)            $0.02
    Net income (loss) from discontinued
        Operations                                                 (0.16)             (0.14)            (0.06)            (0.01)
                                                       ------------------ ------------------- ------------------ ------------------
    Net income (loss)-Diluted                                     $(1.76)            $(0.01)           $(1.18)            $0.01
                                                       ================== =================== ================== ==================
Average number of shares used in
    Computation
    Basic                                                     13,021,731         10,596,513        14,712,778        11,049,872
    Diluted                                                   13,021,731         15,886,916        15,267,778        15,693,317


          See accompanying notes to consolidated financial statements.

                   StyleSite Marketing, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                   (unaudited)

                                                                           For the Nine Months              For the Nine
                                                                                  Ended                     Months Ended
                                                                              June 30, 1999                June 30, 1998

Cash flows from operating activities:
Net income (loss)                                                                    $(22,323,757)                $(199,385)
Adjustments to reconcile net income to net
  cash used in operating activities:

Amortization                                                                              971,015                   841,569
Depreciation                                                                              583,019                   566,495
Write off of note receivable                                                              870,000                        --
Write off of goodwill                                                                   9,716,343                 3,659,245
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                                                175,654                  (532,484)
(Increase) decrease in inventories                                                       (592,194)               (4,202,862)
(Increase) decrease in prepaid expenses                                                  (486,440)               (3,001,261)
(Increase) decrease in prepaid catalogs                                                 4,940,475                (3,217,538)
(Increase) decrease in other current assets                                               501,300                   478,311
(Increase) decrease in other assets                                                      (601,001)               (6,076,819)
(Increase) decrease in assets held for sale                                                    --                (3,143,235)
Increase (decrease) in accounts payable and accrued expenses                           (4,457,565)                7,481,115
Increase (decrease) in outstanding merchandise credits                                    156,368                 1,118,170
Increase (decrease) in prepaid orders                                                    (501,577)                1,131,351
                                                                         ------------------------  -------------------------

Net cash used in operating activities                                                  (9,846,358)               (5,097,328)
                                                                         ------------------------  -------------------------

Cash flows from investing activities:
Proceeds from sale of Biobottoms                                                               --                 1,000,000
Acquisition of subsidiary assets                                                               --                (5,181,596)
Purchase of trademark                                                                          --                  (741,853)
Purchase of property and equipment                                                       (146,622)                       --
                                                                         ------------------------  -------------------------

Net cash from investing activities                                                       (146,622)               (4,923,449)
                                                                         ------------------------  -------------------------

Cash flows from financing activities:
Proceeds of loans                                                                              --                 5,000,000
Increase (decrease) in long term debt and loans payable                                 4,000,000                        --
Revolving credit loans                                                                  2,635,254                  (233,173)
Preferred stock dividends paid                                                           (558,380)                 (284,140)
Issuance of preferred and common stock                                                  5,002,206                 5,893,794
Repayment of long-term debt and loan payables                                            (593,796)                 (236,197)
                                                                         ------------------------  -------------------------

Net cash provided by financing activities                                              10,485,284                10,140,284
                                                                         ------------------------  -------------------------

Net increase (decrease) in cash                                                           492,304                   119,507
Cash at beginning of period                                                               322,778                    51,877
                                                                         ========================  =========================

Cash at end of period                                                                    $815,081                  $171,384
                                                                         ========================  =========================

          See accompanying notes to consolidated financial statements.

                   StyleSite Marketing, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.       Organization, Liquidity Considerations and Management's Planned Actions

         StyleSite Marketing, Inc. (the "Company") is engaged in two continuing lines of business and, accordingly, its operations are classified into two business segments: mail order catalog retail operations, and the manufacturing, marketing and distribution of infants' accessories principally to mass merchandisers. In 1998, the Company sold the Biobottoms subsidiary. The operations of that company have been accounted for as discontinued operations.

         Certain conditions and events have occurred that, when considered in the aggregate, have caused significant operational and liquidity problems at the Company. The conditions and events include the following:

o The Company has experienced operating losses in the past and may not be able to operate profitably in the future.

o The Company's inadequate working capital has caused, and may continue to cause, inadequate availability of credit from vendors, cash reserves to be held by their credit card processors for merchandise refunds, and the delays in printing and delivering catalogs.

o The Company may continue to be affected by its substantial debt and restrictions under loan covenants.

         Management has formulated certain planned actions and taken various steps toward mitigating the effect of the consolidated working capital and stockholders deficit at June 30, 1999 as well as attaining profitable operations and improving the cash flows of the consolidated group. The plans and steps taken include, among other things, the following:

o The Company anticipated improving its credit availability from its vendors with the proceeds of its proposed public offering (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction"), thereby timely delivering merchandise and reducing order cancellations.

o Management implemented a cost containment program in 1998. Management anticipates approximately $2.65 million in annual savings by reducing selling, general and administrative expenses.

o In September 1999, the Company issued to a major stockholder 28.5 million shares of common stock for the transfer to First Source of certain pledged assets to pay down approximately $5 million of the loan facility. In addition, the Company issued 6 million shares to the major stockholder for $1 million.

o The Company is in the process of building and testing branded e-commerce sites for each of Lew Magram and Brownstone Studio with its strategic partner, Tadeo Holdings, Inc. The Company believes that Internet commerce will ultimately allow it to significantly reduce the largest non-merchandise expenses such as catalog printing costs, postage and customer communications.

o In addition, if the Company does not complete a public offering, the Company's chairman of the board intends to provide the Company limited financial support for a period of one year from the date hereof to the extent cash generated internally and cash available under the First Source loan facility are not sufficient to provide the capital required for such purposes and to fund future operations.

2.       Summary of Significant Accounting Policies

         (a) The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

         (k) Direct response advertising costs, consisting primarily of catalog preparation, printing and postage expenditures, are amortized over the period in which related revenues are expected to be realized, generally three to six months. Advertising costs, principally the amortization of such prepaid catalog costs attributable to continuing operations, included in the accompanying statement of operations were $21,184,000 for the nine months ended June 30, 1999 and $6,684,000 for the three months ended June 30, 1999. Included in current assets at June 30, 1999, is $3,111,000 and at September 30, 1998, $8,052,000 of
prepaid catalog costs.

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

3.       Acquisition of Lew Magram

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

4.       Acquisition of Brownstone

         On October 30, 1997, the Company acquired out of bankruptcy all the assets of Jean Grayson's Brownstone Studios, Inc., a mail order catalog company for the assumption of approximately $10,000,000 in liabilities and an option to the owners of Jean Grayson's Brownstone Studios, Inc. to purchase 200,000 shares of common stock at $3.9375 (market value) for a period of three years. The acquisition was accounted for as a purchase, accordingly, the operating results include the operations of Brownstone for the period November 1, 1997, through October 30, 1998. The purchase price was allocated to assets acquired based on their estimated fair value, including customer lists valued at $3,000,000 which will be amortized on a straight line basis over ten years. This treatment results in approximately $4,000,000 in cost in excess of net assets acquired which will be amortized on a straight line basis over twenty-five years. As a result of this acquisition, the scope of the Company's business has expanded into the mature women's apparel and accessories markets primarily through direct mail catalogs. Since Brownstone was in bankruptcy prior to its acquisition in October 1997, presentation of financial information as if it had been acquired on October 1, 1996 was not available and would not be meaningful.

5.       Sale of Biobottoms

         On April 17, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with Genesis Direct Thirty Four, LLC ("Buyer") in which the Buyer purchased substantially all of the assets and assumed certain of the liabilities of Biobottoms. The Buyer paid $2,270,000 in cash and a note and assumed $5,749,000 in liabilities. The note is subject to reduction depending on the net assets acquired as determined in a closing date balance sheet. The amount of the reduction of the note is in dispute. The Company, however, believes that the reduction will not be material. If the amount of the net value of acquired assets is less than negative $778,000 or the accrued expenses and customer liabilities included in the assumed liabilities exceed $828,877, the greater of such deficiencies will reduce the amount of the note. In June 1999, the Company wrote off the balance of the note of $870,000 as uncollectible.

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

         Our inability to timely deliver merchandise has resulted in increased order cancellations, which, for the last 18 months have been approximately 25% of demand compared to 10% as the industry standard. For the nine months ended June 30, 1999, order cancellations remained high at 25% of demand. As a result, we have recognized increased charges in both the second quarter and third quarter of fiscal 1999 for the write off of catalog expenditures disproportionate to the net sales realized.

         We are taking steps to improve our working capital. In May 1999, we restructured our asset based credit facility to improve our working capital position. From March 1999 through September 1999, we have obtained approximately $11 million in equity investments. To raise additional equity capital, we plan to sell in a public offering 2 million shares of our common stock after giving effect to a 1-for-13 reverse stock split. We plan to close the offering in

October 1999. The public offering will be made only by means of a prospectus. We anticipate that our restructured debt and additional equity, along with the proceeds of the proposed public offering, will strengthen our ability to obtain improved credit availability on more favorable terms, timely deliver merchandise to our customers, reduce order cancellations, and improve initial customer response. It is too early, however, to determine whether such additional capital will yield such results. We can not determine at this time whether the public offering will be completed or that net proceeds obtained from a public offering, if completed, will be sufficient to obtain necessary vendor credit.

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

         Gross Profit

         Consolidated gross profit from continuing operations decreased by 11% from $31.1 million for the nine months ended June 30, 1998 to $26.8 million for the nine months ended June 30, 1999. Gross profit from continuing operations as a percentage of net sales decreased from 54% for the nine months ended June 30, 1998 to 48% for the nine months ended June 30, 1999 due to a decrease in margins on goods sold. This decrease was primarily a result of a higher proportion of clearance merchandise sales due to an increase in returns of late delivered merchandise resulting from our inability to obtain vendor credit.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses from continuing operations as a percentage of net sales increased from 49% for the nine months ended June 30, 1998 to 63% for the nine months ended June 30, 1999. The increase in expenses is attributable to the increase in catalog production costs which are typically written off over the sales life of the catalog. The life of the catalog in this period was reduced as a result of our inability to mail books over a normal catalog schedule. For the nine months ended June 30, 1999, these costs were $21.2 million as compared to $15.7 million for the nine months ended June 30, 1998.

         Interest expense as a percent of net sales increased from 2% for the nine months ended June 30, 1998 as compared to 3% for the nine months ended June 30, 1999. This increase is due primarily to the interest expense attributable to the Finova debentures.

         During the nine months ended June 30, 1999, there was a write off of goodwill of approximately $9.7 million relating to the acquisitions of Lew Magram and Brownstone Studio. Since the acquisitions, we have not realized the profit generated from the acquisitions and future operating forecasts cannot justify maintaining the current amount of the goodwill assets on the balance sheet.

         Income (Loss) from Continuing Operations

         Loss from continuing operations before income taxes for the nine months ended June 30, 1999 was approximately $21.5 million as compared to income from continuing operations of $2.1 million for the nine months ended June 30, 1998 primarily due to the write off of approximately $9.7 million of the goodwill attributable to the Lew Magram and Brownstone acquisitions, write off of deferred tax assets of approximately $1.2 million as well as an increase in catalog production costs chargeable to that period and to lower margins attributable to unshipped backorders.

         Net Income (Loss)

         Net loss for the nine months ended June 30, 1999 was approximately $22.3 million, as compared to net loss for the nine months ended June 30, 1998 of $0.2 million. This increase in net loss is principally due to the write off of goodwill as well as the decrease in net revenues and the increase in catalog production costs, discussed above.

         Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Net Sales

         Consolidated net sales from continuing operations for the three months ended June 30, 1999, decreased by 28% to $14.9 million from $20.6 million for three months ended June 30, 1998. Financial constraints have caused reductions and delays to printing and distributing catalogs during the quarter ended June 30, 1999. Our sales historically vary proportionate to the catalogs mailed. We distributed 8 million Lew Magram and Brownstone catalogs during the third quarter of fiscal 1999 as compared to 14 million catalogs during the same quarter of fiscal 1998. Net revenues also declined as a result of an increase in order cancellations and sellouts as a result of our inability to timely ship merchandise in this period.

         Gross Margin

         Consolidated gross profit from continuing operations decreased by 47% from $11.6 million for the three months ended June 30, 1998 to $6.2 million for the three months ended June 30, 1999. Gross profit from continuing operations as a percentage of net sales decreased from 56% for the three months ended June 30, 1998 to 42% for the three months ended June 30, 1999 due to a decrease in margins on goods sold. This decrease was primarily a result of a higher proportion of clearance merchandise sales due to an increase in returns of late delivered merchandise resulting from our inability to obtain vendor credit.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses from continuing operations as a percentage of net sales increased from 53% for the three months ended June 30, 1998 to 77% for the three months ended June 30, 1999. The increase is attributable to the catalog production costs for the third quarter of fiscal 1999 remaining substantially the same as the third quarter of fiscal 1998, even though net sales substantially declined between the same periods. For the three months ended June 30, 1999, these costs were $6.7 million as compared to $6.1 million for the three months ended June 30, 1998.

         Interest expense as a percent of net sales increased from 2% for the three months ended June 30, 1998 as compared to 4% for the three months ended June 30, 1999. This increase is due to the decline in revenues and the increase in interest expense attributable to the Finova debentures.

         Income from Continuing Operations

         Loss from continuing operations before income taxes for the three months ended June 30, 1999 was approximately $15.6 million as compared to income from continuing operations of approximately $0.3 million for the three months ended June 30, 1998 primarily due to the write off of goodwill and deferred tax credit, and the decline in net revenues.

         Net Income (Loss)

         Net loss for the three months ended June 30, 1999 was approximately $17.9 million, as compared to net income for the three months ended June 30, 1998 of $0.1 million. This increase in net loss is primarily due to the write off of goodwill and deferred tax assets and the decrease in net revenues, as discussed above.

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

         The amount of funds available for us to borrow under the revolving loan is based on a percentage of our inventory and qualified receivables plus 100% of Mr. Rubin's cash collateral. As of September 27, 1999, the aggregate availability under the revolving loan was approximately $9.2 million, of which there was no unused availability.

         We have amended the Secured Credit Agreement to allow for an additional $2.0 million in additional funds available under the loan facility and to waive certain financial and other covenant defaults. The additional availability was secured by a pledge by the Rubin Family Irrevocable Stock Trust of 900,000 shares of Tadeo Holdings, Inc. common stock.

         In September 1999, our Chairman, Robert M. Rubin, and our majority stockholder, the Rubin Family Irrevocable Stock Trust, transferred to First Source $1 million cash collateral, approximately $825,000 in marketable securities and 900,000 shares of Tadeo Holdings, Inc. common stock initially pledged to secure a portion of the First Source loan facility. These assets, when liquidated by First Source, will pay down the First Source loan facility. Because Tadeo Holdings common stock is thinly traded, the Tadeo Holdings common stock may not be sold immediately and may not be completely liquidated until November 1999. Any decline in Tadeo Holdings' stock price would reduce the amount the First Source loan facility would be paid down. Conversely, we would benefit from any price increase prior to the liquidation of the Tadeo Holdings stock. In addition, we will only obtain approximately $1.1 million in additional availability under the revolving loan as a result of the pay down, assuming Tadeo Holding's stock price is $3.25 per share. The $1 million cash collateral will pay off a $1 million term loan and we had received availability under the revolving loan of 100% of the value of the pledged marketable securities. We had received availability from First Source under the revolving loan of 60% of the value of the Tadeo Holdings common stock.

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

         We have also relied on equity investment for our working capital. In March 1999, we raised approximately $3.2 million by issuing Series F Preferred Stock and common stock purchase warrants. Approximately $2.7 million of the preferred stock has been exchanged for 5,488,000 shares of common stock and the remaining $500,000 is intended to be redeemed.

         In June 1999, we received a cash investment of $1,050,000 by issuing our Series G Preferred Stock. The Series G Preferred Stock is convertible into common stock based on the average of the closing bid prices for the lowest five of the twenty trading days immediately preceding the date of conversion. For example, assuming a conversion price of $0.75, the Series G Preferred Stock holders would receive on conversion an aggregate of 1,400,000 shares of common stock. The Series G Preferred Stock is redeemable at our option, but must be redeemed out of the proceeds of any public offering in excess of $9 million.

         In September 1999, we raised $1.1 million by issuing common stock and an additional $400,000 from a short term subordinated loan.

         We recently settled a lawsuit brought by Paul Russo. Mr. Russo alleged that he is entitled to the Unit Purchase Option granted to the underwriter in connection with our initial public offering in November 1993. As part of the settlement, Mr. Russo gave up any claim had under the Unit Purchase Option. We agreed to pay Mr. Russo $600,000, payable in monthly installments of $25,000, with 8% interest, commencing September 1, 1999. We also agreed to prepay $300,000 of the $600,000 out of the proceeds of a public offering.

         We, however, continue to experience working capital shortages and require additional capital resources to fund our existing operations. As of September 27, 1999, we have borrowed the maximum amounts available under the First Source loan facility and there is no unused loan availability. We are pursuing a number of financing alternatives, although there can be no assurance that such efforts will result in necessary financing or that the terms of such financing will be on terms favorable to us or our stockholders. The failure to secure additional working capital could materially adversely affect our business and financial condition. Insufficient working capital may require us to alter operations significantly.

         We can not guaranty that we will be able to operate profitably in the future or that cash from operations will become the principal source of funds for operations.

Liquidity Considerations and Management's Planned Actions

     We have formulated certain planned actions and taken various steps toward mitigating the effect of the consolidated working capital and stockholder's deficit at June 30, 1999 as well as attaining profitable operations and improving our cash flows. The plans and steps taken include, among other things, the following:

     o We anticipate improving, with the proceeds of the proposed public offering described above, credit availability from our vendors, thereby timely delivering merchandise and reducing order cancellations.

     o We implemented a cost containment program in 1998. We anticipate $2.65 million in annual savings by reducing selling, general and administrative expenses.

     o In September 1999, Robert Rubin and the Trust transferred to First Source certain pledged assets to pay down approximately $5 million of the loan facility. In addition, Mr. Rubin purchased 6 million shares of our common stock for $1 million.

     o We are in the process of building and testing branded e-commerce sites for each of Lew Magram and Brownstone Studio with our strategic partner, Tadeo Holdings, Inc. We believe that Internet commerce will ultimately allow us to significantly reduce our largest non-merchandise expenses such as catalog printing costs, postage and customer communications.

     In addition, if the proposed public offering discussed above is not completed, Robert Rubin, our chairman of the board, intends to provide us limited financial support for a period of one year to the extent cash generated internally and cash available under the First Source loan facility are not sufficient to provide the capital required for such purposes and to fund future operations.

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

Percentage of Annual Sales

                                                                              First       Second       Third       Fourth
Fiscal Year                                                                   Quarter     Quarter      Quarter     Quarter
-----------                                                                   -------     -------      -------     -------

September 30, 1996..........................................................    27%          24%          30%          19%
September 30, 1997..........................................................    33%          25%          24%          18%
September 30, 1998..........................................................    24%          23%          28%          25%

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Exhibits.

         3.1      Amended and Restated Certificate of Incorporation*
         10.1     Third Amendment to Secured Credit Agreement and Waiver*
         27       Financial Data Schedule

        * Previously filed with our Form 10-Q for the quarter ended
          June 30, 1999

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

                                STYLESITE MARKETING, INC.

Dated: October 4, 1999          By: /s/ WARREN H. GOLDEN
                                    ---------------------
                                    Warren H. Golden
                                    President and Chief Executive Officer

                                By: /s/ MARK J. McSWEENEY
                                   ----------------------
                                   Mark J. McSweeney
                                   Chief Financial Officer

EXHIBIT INDEX

3.1    Amended and Restated Certificate of Incorporation*
10.1   Third Amendment to Secured Credit Agreement and Waiver*
27     Financial Data Schedule

      * Previously filed with our Form 10-Q for the quarter ended June 30, 1999